Form 10QSB
period 2007-09-29
Carbon Sciences, Inc.
filed 2007-11-13
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

 [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED SEPTEMEBR 30, 2007

     [_]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION      FILE NUMBER  333-144931

Carbon Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Castilian Dr. Suite C, Santa Barbara, California 93117
(Address of principal executive offices)

(805) 690-9090
(Issuer’s telephone number)

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Flr.
New York, New York 10006
(212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2007, the issuer had 148,042,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [_]     No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Developmental Stage Company)
BALANCE SHEET
(Unaudited)

September 30, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$103,802
Certificate of deposits	910,548
Prepaid expenses	145,706
TOTAL CURRENT ASSETS	1,160,056

PROPERTY & EQUIPMENT, at cost
Computer equipment	17,559
Mobile vehicle	40,252
57,811

Less accumulated depreciation	(5,793)

Net property and equipment	52,018

TOTAL ASSETS	$1,212,074

LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES
Accounts payable	$37,621

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value;
500,000,000 authorized common shares
148,042,000 shares issued and outstanding	148,042
Additional paid in capital	2,110,833
Accumulated deficit during the development stage	(1,084,422)

TOTAL SHAREHOLDERS' EQUITY	1,174,453

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,212,074

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Developmental Stage Company)
STATMENTS OF OPERATIONS
(Unaudited)

			From Inception on	From Inception on
	Three Months Ended	Nine Months Ended	August 25,2006 through	August 25,2006 through
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling & Marketing Expenses	74,181	483,228	46,693	831,460
General & Administrative Expenses	27,521	155,642	32,240	221,051
Research & Development	35,425	40,925	-	40,925

TOTAL OPERATING EXPENSES	137,127	679,795	78,933	1,093,436

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(137,127)	(679,795)	(78,933)	(1,093,436)

OTHER INCOME/(EXPENSE)
Interest Income	10,548	10,548	-	10,548
Interest Expense	(332)	(1,534)	-	(1,534)

TOTAL OTHER INCOME/(EXPENSES)	10,216	9,014	-	9,014

NET LOSS	$(126,911)	$(670,781)	$(78,933)	$(1,084,422)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	146,185,870	140,025,260	4,477,582

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Developmental Stage Company)
STATMENT OF SHAREHOLDERS EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2006	128,445,000	$128,445	$410,930	$(413,641)	$125,734

Issuance of common stock for cash in January 2007
(255,000 shares issued at $0.10 for cash) (unaudited)	255,000	255	25,245	-	25,500

Issuance of common stock for cash in March 2007
(2,900,000 shares issued at $0.10 for cash) (unaudited)	2,900,000	2,900	287,100	-	290,000

Issuance of common stock for cash in May 2007
(1,770,000 shares issued at $0.10 for cash) (unaudited)	1,770,000	1,770	175,230	-	177,000

Issuance of common stock for cash in May 2007
(1,450,000 shares issued at $0.10 for cash) (unaudited)	1,450,000	1,450	143,550	-	145,000

Issuance of common stock for cash in July 2007
(11,250,000 shares issued at $0.10 for cash) (unaudited)	11,250,000	11,250	1,113,750	-	1,125,000

Issuance of common stock for services in July 2007
(1,472,000 shares issued at $0.10 per share) (unaudited)	1,472,000	1,472	145,728	-	147,200

Issuance of common stock for services in September 2007
(500,000 shares issued at $0.15 per share) (unaudited)	500,000	500	74,500	-	75,000

Stock issuance cost (unaudited)			(265,200)		(265,200)

Net Loss for the nine months ended September 30, 2007 (unaudited)	-	-	-	(670,781)	(670,781)

Balance at September 30, 2007 (unaudited)	148,042,000	$148,042	$2,110,833	$(1,084,422)	$1,174,453

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Developmental Stage Company)
STATMENTS OF CASH FLOWS
(Unaudited)

		From Inception on	From Inception on
		August 25,2006	August 25,2006
	Nine Months Ended	through	through
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(670,781)	$(78,933)	$(1,084,422)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	4,390	-	5,793
Stock issuance for services	153,450	-	153,450
(Increase) Decrease in:
Prepaid expenses	(26,956)	(10,000)	(76,956)
Increase (Decrease) in:
Accounts payable	37,621	-	37,621
Accrued expenses	(15,564)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(517,840)	(88,933)	(964,514)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in certificates of deposit	(910,548)	-	(910,548)
Purchase of equipment	(40,252)	-	(57,811)

NET CASH USED IN INVESTING ACTIVITIES	(950,800)	-	(968,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	-	11,000	73,000
Loan from investor	-	-	160,000
Repayment of advances and loans	-	110,000	(233,000)
Proceeds from issuance of common stock, net	1,497,300	129,875	2,036,675

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,497,300	250,875	2,036,675

NET INCREASE IN CASH	28,660	161,942	103,802

CASH, BEGINNING OF YEAR	75,142	-	-

CASH, END OF YEAR	$103,802	$161,942	$103,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$332	$-	$1,534
Taxes paid	$800	$-	$800

SUPPLEMENTAL SCHEDULE FOR NON-CASH TRANSACTIONS
During the nine months ended September 30, 2007, the Company issued 1,472,000 shares of common stock for services at a price of $0.10 and 500,000 shares of common stock for services at a price of $0.15.

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	ORGANIZATION AND LINE OF BUSINESS

Organizational History
The Company was incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc.  On April 2, 2007 the Company changed its name to Carbon Sciences, Inc.

Overview of Business
The Company was initially in the business of offering a real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name.  As of April, 2007 the Company has entered into an agreement to sell substantially all the assets of this business.  The Company has been pursuing a new line of business.  The company is developing a technology to convert earth destroying carbon dioxide (CO2) into a useful form that will not contribute to greenhouse gases.  This technology is based on a patent filed by the company and developed under the brand name, GreenCarbon™ Technology.  By eliminating harmful CO2 from human created sources, such as power plants and industrial factories, the technology will provide a partial solution to the problem of global warming.  GreenCarbon™ Technology is initially targeted at electrical power plants.  CO2 makes up nearly 80% of all greenhouse gases.  More than a quarter of that CO2 comes from electrical power plants.

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Carbon Sciences, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated any revenue as of September 30, 2007, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since it’s’ inception through September 30, 2007. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development Stage Activities and Operations
The Company is in its initial stages of formation and has no revenues as of September 30, 2007. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments
Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

At September 30, 2007, the Company’s authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the nine months ended September 30, 2007, the Company issued through private placements 17,625,000 shares of common stock for $1,762,500 cash; the private placements, were made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. Also, the Company issued 1,472,000 shares of common stock at a  price of $0.10 per share and 500,000 shares of common stock at a price of $0.15 per share for services;

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Certain statements contained herein constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including, but not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

OVERVIEW

We are developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into a useful form that will not contribute to global warming. We call this technology GreenCarbon™ Technology.  By eliminating harmful CO2 from human created sources, such as power plants and industrial factories, management believes that our technology will provide a partial solution to the problem of global warming.

GreenCarbon™ Technology is initially targeted at coal-fired electrical power plants and fuel production plants.

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 50 Castilian Dr. Suite C, Santa Barbara, California 93117, and our telephone number is (805) 690-9090. Our fiscal year end is December 31

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the selling price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds.  We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment.  Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition. We defer revenue on products sold directly to the consumer with a fifteen day right of return. Revenue is recognized upon the expiration of the right of return.

Revenues from research and development activities relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis).  Revenues from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs.  Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

The Company's cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position

Results of Operations for the Three and Nine Months Ended September 30, 2007

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the three and nine months ended September 30, 2007 were $74,181 and $483,228 respectively, and consist primarily of salaries and marketing expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2007 were $27,521 and $155,642 respectively, and consist primarily of professional fees and rent expenses.

Research and Development

Research and Development ("R&D") costs for the three and nine months ended September 30, 2007 were $35,425 and $40,925 respectively, which was the result of a testing of product alternatives.

Net Loss

Net Loss for the three and nine months ended September 30, 2007 were $126,911 and $670,781 respectively. Currently the Company is in its development stage and had no revenues

Liquidity and Capital Resources

As of September 30, 2007, we had $1,122,435 of working capital as compared to $109,578 from inception (August 25, 2006) through December 31, 2006. This increase of $1,012,857 was due primarily to private placements of shares of common stock pursuant to Subscription Agreements, which we entered into with accredited and/or institutional buyers.

Cash flow used in operating activities was $783,040 for nine months ended September 30, 2007, as compared to cash used of $446,674 from inception (August 25, 2006) through December 31, 2006. This increase of $336,366 was primarily attributable to an increase in professional fees, marketing expenses and salaries.

Cash used in investing activities was $950,800 for the nine months ended September 30, 2007, as compared to cash used of $17,559 from inception (August 25, 2006) through December 31, 2006. The increase of cash used in investing activities was primarily due to investing in certificates of deposits, and purchase of a mobile prototype vehicle .

Cash provided from financing activities during the nine months ended September 30, 2007 was $1,762,500 less issuance cost of $265,200 as compared to $539,375 from inception (August 25, 2006) through December 31, 2006. From inception to September 30, 2007, we received a total of $2,301,875 from the sale of shares of our common stock through private placements pursuant to Subscription Agreements, which we entered into with accredited and/or institutional buyers.

Our financial statements as of September 30, 2007 have been prepared under the assumption that we would continue as a going concern from inception (August 25, 2006) through September 30, 2007. Since the company had 35 days of operations prior to September 30, 2006, we have prepared the above analysis using our December 31, 2006 year end numbers as we believe this to be the most representative of the change in the companies financial position.  Our independent registered public accounting firm has issued their report dated January 22, 2007 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into a useful form that will not contribute to global warming. We plan to develop our products and thereafter focus our efforts on establishing markets in the power plants and industrial factories sectors by 2010.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our carbon transformation technology and complete a demonstrable prototype.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2008, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.During our last fiscal quarter there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007 we sold 11,250,000 shares of common stock for gross proceeds of $1,125,000.

During the three months ended September 30, 2007, we issued 1,972,000 shares for services valued at $222,200.

All of the above offerings and sales were deemed or determined by Carbon Sciences, Inc. to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Carbon Sciences, Inc. or executive officers of Carbon Sciences, Inc., and transfer was restricted by Carbon Sciences, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Item 3.	Defaults Upon Senior Securities.

None.

Item4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit No.	Description

3.1
Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on August 25, 2007. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

3.2
Articles of Amendment of Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on April 9, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

3.4	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.1	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.2	Form of Subscription Agreement dated as of October 2, 2006(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.3	Form of Subscription Agreement dated as of March 1, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.4	Form of Subscription Agreement dated as of April 16, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBON SCIENCES, INC.

November____, 2007	By:	/s/
Derek W. McLeish
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)