Form 10KSB
period 2007-12-31
Carbon Sciences, Inc.
filed 2008-03-26
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-144931

CARBON SCIENCES, INC.
(Name of registrant in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-5451302 (I.R.S. Employer Identification No.)

50 Castilian Dr. Suite C, Santa Barbara, CA 93117
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 690-9090

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 31, 2007 was $27,045,760.

i

The number of shares of registrant’s common stock outstanding, as of March 19, 2008  was 148,342,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

INTRODUCTION

Carbon Sciences, Inc., is developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into a useful form that will not contribute to global warming. We call this technology GreenCarbon™ Technology.  By eliminating harmful CO2 from human created sources, such as power plants and industrial factories, management believes that our technology will provide a partial solution to the problem of global warming.

GreenCarbon™ Technology is initially targeted at electrical power plants and fuel production plants.

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 50 Castilian Dr. Suite C, Santa Barbara, California 93117, and our telephone number is (805) 690-9090. Our fiscal year end is December 31.

Industry Overview

The electrical power industry is currently pursuing ways to either convert or capture and store carbon dioxide in the campaign against global warming. At this time, there are few known technologies for converting CO2 that are commercially viable.

Carbon dioxide is believed to be the principal "greenhouse" gas because as it concentrates in the atmosphere it creates a blanket-like effect that many scientists believe is warming the earth. While carbon dioxide is released in the burning of all fossil fuels, coal produces greater amounts of carbon dioxide because of the fuel's high carbon content. It is likely that coal, which accounts for half of the country's electricity production, will remain the fuel of choice to produce electricity in the United States because it is relatively cheap and abundant. But if carbon limits are imposed to address climate change, that could change unless technologies or programs are developed to either convert or capture and store the tens of millions of tons of carbon dioxide that now spew from coal-burning smokestacks into the atmosphere.

Carbon dioxide “capture and store” programs currently being considered by the electrical power industry rely on sequestration. Geo-sequestration or geological storage involves injecting carbon dioxide directly into underground geological formations. Declining oil fields, saline aquifers, and unmineable coal seams have been suggested as storage sites.

We believe that the carbon “capture and store” method will not be a viable solution to the problem of CO2 as it is simply not practical to capture and deposit in deep geological formations several million tons of carbon a year. Instead, a technology solution must be applied at the source.  We believe that GreenCarbon™ Technology will be the solution.

Research and Development

We have retained a number of scientific advisors and technical consultants to help us develop and commercialize our GreenCarbon™ Technology and system. Carbon Sciences has purchased and developed  research apparatus which enables it to refine its’ methodology and demonstrate its technology.  The company plans on developing a mini-pilot plant that will be a significant step in the production of a commercially viable GreenCarbon™ Technology system.

Marketing Strategy

Once we have completed our product development, we intend to create a favorable market environment to sell our GreenCarbon™ Technology system.  We intend to enhance, promote and support the entry of our GreenCarbon™ Technology system into the marketplace. Our goal is to position GreenCarbon™ Technology as a commercially viable method of converting CO2.

Our marketing communications strategy will include media and analyst communication, blogs, and selected trade show attendance. We will be using appropriate opportunities to place our brand in general and industry specific publications, using press releases, white papers and authored articles and Internet publications.

Backlog of Orders

There are currently no orders for sales at this time.

Government Contracts

There are no government contracts at this time.

Compliance with Environmental Laws and Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of products using our GreenCarbon™, nor do we have adequate financing to undertake these efforts on our own. We intend to outsource manufacturing and distribution efforts to existing manufacturing and distributions firms.

Intellectual Property

We have filed a patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for “Fine Particle Carbon Dioxide Transformation and Sequestration”. The inventor listed on the patent application is Michael D. Wyrsta, the Company’s Chief Scientific Advisor. The Company is listed as the assignee.

Competition

The carbon capture and storage industry is a fairly new industry. We are not aware of any CO2 emitter, such as power plants, or technology vendors offering a commercial product or process to transform CO2 from the source into mineral carbonate products. The most common approach is to bury the CO2 in underground rock formations or the ocean floor. For example, a major research project examining the geological sequestration of carbon dioxide is currently being performed at an oil field at Weyburn in south-eastern Saskatchewan. In the North Sea, Norway's Statoil natural-gas platform Sleipner strips carbon dioxide out of the natural gas with amine solvents and disposes of this carbon dioxide by geological sequestration. BP has considered a trial of large-scale sequestration of carbon dioxide stripped from power plant emissions in the Miller oilfield as its reserves are depleted. The United States government has delayed the construction of what is claimed to be the world's first integrated carbon capture and storage power plant, FutureGen.

Technology Development Partners

We may enter into technology development partnerships with other companies.

EMPLOYEES

As of March 19, 2008 we had one (1) employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.       RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

OUR LIMITED OPERATING HISTORY DOES NOT AFFORD INVESTORS A SUFFICIENT HISTORY ON WHICH TO BASE AN INVESTMENT DECISION.

We were formed in August 2006 and are currently developing a new technology that has not yet gained market acceptance. There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:
•	competition;
•	need for acceptance of products;

•	ability to continue to develop and extend brand identity;
•	ability to anticipate and adapt to a competitive market;

•	ability to effectively manage rapidly expanding operations;
•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

•	dependence upon key personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND MAY REQUIRE US TO CURTAIL OR CEASE OPERATIONS.

We are currently developing our technology and a commercial product. We have not generated any revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to develop the product fast enough to meet market requirements. There can also be no assurance that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail or cease operations.

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse affect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including Mr. Derek McLeish, who has been critical to the development of our technology and business. The loss of the services of Mr. McLeish could have a material adverse effect on our operations. We do not have an employment agreement with Mr. McLeish. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. McLeish, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

THE LOSS OF STRATEGIC RELATIONSHIPS USED IN THE DEVELOPMENT OF OUR PRODUCTS AND TECHNOLOGY COULD IMPEDE OUR ABILITY TO COMPLETE OUR PRODUCT AND RESULT IN A MATERIAL ADVERSE EFFECT CAUSING OUR BUSINESS TO SUFFER.

We may rely on strategic relationships with technology development partners to provide technology and operating systems. A loss of these relationships for any reason could cause us to experience difficulties in completing the development of our product and implementing our business strategy. There can be no assurance that we could establish other relationships of adequate expertise in a timely manner or at all.

THERE ARE RESTRICTIONS ON THE TRANSFERABILITY OF THE SECURITIES.

Until registered for resale, investors must bear the economic risk of an investment in the Shares, for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that the Company will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability.

OUR PATENT APPLICATION FOR OUR TECHNOLOGY IS PENDING AND THERE IS NO ASSURANCE THAT THIS APPLICATION WILL BE GRANTED. FAILURE TO OBTAIN THE PATENT FOR OUR APPLICATION COULD PREVENT US FROM SECURING ROYALTY PAYMENTS IN THE FUTURE, IF APPROPRIATE.

We have filed a patent to protect the intellectual property rights for “Fine Particle Carbon Dioxide Transformation and Sequestration”. To date our patent application has not been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

While we are not aware of any direct competitors offering commercial products to convert CO2 from coal-fired power plants to usable carbonates, there are various competitive offering such as underground carbon sequestration systems. Our potential customers may choose to buy or build their own carbon capture and sequestration systems instead of purchasing our carbon transformation system and technology. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

OUR BUSINESS IS DEPENDENT ON GOVERNMENT AND INTERNATIONAL REGULATIONS MANDATING THE REDUCTION OF CARBON DIOXIDE EMISSIONS.

We believe that greenhouse gases, such as carbon dioxide, contribute to global warming and climate change. New laws and regulations are currently being drawn up that may affect our industry and the industry of our customers. There is no assurance that new governmental regulations will be favorable to our business model and business plan. There is no assurance that mandated reduction in carbon emissions will provide enough of an incentive to use our new technology as opposed to other competitive products. The increasing use of alternative energy technology such as solar power, nuclear power, wind power, fuel cells and other energy sources that do not emit greenhouses gases will limit the market for our technology.

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 41.64%of outstanding shares of common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

RISKS RELATING TO OUR COMMON STOCK

BECAUSE THERE IS A LIMITED MARKET IN OUR COMMON STOCK, STOCKHOLDERS MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK AND OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT PRICE SWINGS.

There is a very limited market for our common stock. Since trading commenced in September 2007, there has been little activity in our common stock and on some days there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 2.      PROPERTIES.

Our principal office is located at 50 Castilian Dr. Suite C, Santa Barbara, California 93117. We lease approximately 1700 square feet, with an annual cost of $12,000. The term of the lease is month to month.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On September 28, 2007, our common stock became eligible for quotation on the NASD's OTC Bulletin Board under the symbol "CABN.OB."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008				Fiscal 2007
Quarter Ended	High		Low		High *	Low*
March 31	$0.39	**	$0.24	**	N/A	N/A
June 30	N/A		N/A		N/A	N/A
September 30	N/A		N/A		$0.22	$0.20
December 31	N/A		N/A		$0.36	$0.15

*Our common stock became eligible for quotation on the NASD's OTC Bulletin Board on September 28, 2007.
 ** Through March 19, 2008.

Common Stock

Our Articles of Incorporation, as amended, authorize the issuance of 500,000,000 shares of common stock, $.001 par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 18, 2008, our common stock was held by 136 stockholders of record and we had 148,342,000 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street Canton, MA 02021.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Unregistered Sales of Equity Securities

In March 2007, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to $290,000 in shares of our common stock, or a total of 2,900,000 shares.

In April 2007, we entered into Subscription Agreements with several accredited investors pursuant to which the investors subscribed to purchase an aggregate amount of up to approximately $1,594,200 in shares of our common stock, or a total of 15,942,000 shares.

* All of the above offerings and sales were deemed or determined by Carbon Sciences, Inc. to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Carbon Sciences, Inc. or executive officers of Carbon Sciences, Inc., and transfer was restricted by Carbon Sciences, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

ITEM 6.       SELECTED FINANCIAL DATA

N/A

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

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

GreenCarbon™ Technology is initially targeted at electrical power plants and fuel production plants.

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 50 Castilian Dr. Suite C, Santa Barbara, California 93117, and our telephone number is (805) 690-9090. Our fiscal year end is December 31.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

SELLING & MARKETING EXPENSES

         Selling & Marketing Expenses ("S&M") expenses increased by $315,681 or 97.84% to $638,339 for the year ended December 31, 2007, compared to the prior year. This increase in S&M expenses was the result of an increase in marketing and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative  ("G&A") expenses increased by $98,568 or 108.34% to $189,551 for the year ended December 31, 2007, compared to the prior year. This increase in G&A expenses was the result of an increase in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $70,683 for the year ended December 31, 2007 compared to the prior year. This increase in R&D costs was the result of an increase in testing of product alternatives, and construction of a prototype,

NET LOSS

         Net Loss increased by $(465,038) or (112.43)%, to $(878,679) for the year ended December 31, 2007, compared to the prior year.  This increase in Net Loss was the result of an increase in G&A expenses and R&D. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2007, we had $942,782 of working capital as compared to $109,578 from inception (August 25, 2006) through the fiscal year ended December 31, 2006. This increase of $833,204 was due primarily to proceeds from private placements.

       During the year ended  December 31, 2007, the Company used $872,747 of cash for operating activities, as compared to $446,674 cash used from inception (August 25, 2006) through the fiscal year ended December 31, 2006. The increase in the use of cash for operating activities was a result of an increase in legal and consulting fees, general and administrative expenses, and research & development.

        Cash used by investing activities was $882,356 for the year ended December 31, 2007 as compared to cash used of $17,559 from inception (August 25, 2006) through the fiscal year ended December 31, 2006. The increase of cash used in investing activities was primarily due to an increase in investing in certificates of deposits and purchase of research equipment.

      Cash provided from financing activities during the year ended December 31, 2007 was $1,689,500 as compared to $539,375 from inception (August 25, 2006) through fiscal year ended December 31, 2006. Our capital needs have primarily been met from the proceeds of private  placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern from inception (August 25, 2006) through December 31, 2007. Our independent registered public accounting firm has issued their report dated March 20, 2008 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2007.

Name	Age	Position
Derek McLeish	61	Chief Executive Officer, President and Acting Chief Financial Officer
Michael Stone	54	Director
Daniel Elenbaas	44	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. The Directors of our company are elected by the vote of a majority in interest of the holders of the voting stock of our company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Our directors currently do not receive monetary compensation for their service on the Board of Directors.

Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Derek McLeish - President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board. Mr. McLeish has over 30 years of domestic and international corporate management, marketing and sales experience in the areas of technology, and software. Prior to founding Carbon Sciences, Mr. McLeish was the President and CEO of Digital Interactive System Corporation, Inc., a digital distribution company, from 2004 to 2005. From 2003 to 2004, Mr. McLeish served as the President and CEO of Broadband Group, a consulting company. Prior to that, he was the Chief Operating Officer of NetCatalyst, Inc., a technology incubator company, from 2000 to 2002. In his career as senior executive of companies, such as DISCover, Hasbro/MicroProse, The Gillette Company, Atari, Panavision and Activision, Mr. McLeish was responsible for driving innovative strategic direction and successfully creating stockholder value by developing new markets and lines of business. At The Gillette Company, Mr. McLeish managed a large manufacturing plant producing billions of high value parts per year. At Panavision, Mr. McLeish was responsible for worldwide manufacturing. He served on the Board of Directors of Amaze, the largest independent interactive game developer in North America. Mr. McLeish undertook his MBA studies at Pepperdine University and received his BS from the California State University at Long Beach.

Daniel Elenbaas - Director. Mr. Elenbaas has over 20 years experience as a technology entrepreneur. From 1997 to 2007, was the President and CEO of Amaze Entertainment, Inc. Mr. Elenbaas recently sold Amaze Entertainment, Inc. which he founded in 1996 and built into one of the world's largest, most successful independent video game development companies. Amaze Entertainment created dozens of best-selling games, many based on major entertainment brands such as Harry Potter and The Lord of the Rings. Under his leadership, Amaze developed over 90 game titles which sold in excess of 30 million units accounting for over $1 billion in retail sales. Prior to that, Mr. Elenbaas started, funded, and sold, amaze inc!, a consumer software developer/publisher that enjoyed significant success with its best-selling calendar software based on The Far Side comic and other popular content.  He received a BA in Political Science from Brigham Young University in Provo, Utah.

Michael Stone - Director. Mr. Stone is currently an independent management consultant. From 1999 to 2004, he was the co-founder and Chief Financial Officer of CardioNow, a medical imaging software company. Over the years, Mr. Stone has provided consulting services in strategy, marketing, litigation support and business development to many technology companies including Symantec, Microsoft, Earthlink, Avery Dennison, Creative Labs and Toshiba. In his over 25 years of experience he has served as a McKinsey and Company consultant, product marketing director at Ashton-Tate, VP Marketing at Citrix Systems and Quarterdeck Software.  He has also served on the Advisory Board and Board of Directors for Persistence Software, IntelliQuest and iTaggit.  Mr. Stone received his MBA and BBA from the University of Texas at Austin.

Scientific Advisors

Dr. Michael Wyrsta

Michael D. Wyrsta, inventor of our GreenCarbon Technology, has more than 10 years of technical experience in chemistry and novel materials as well as business experience in multiple technical start-up ventures. Dr. Wyrsta recently served as the Senior Chemist at GRT, Inc., an innovator in the commercialization of processes in both the fuels and chemicals markets. At GRT, he directed the research and development efforts for a number of large customers in the chemical and petroleum industry in the area of novel materials and catalysts for the conversion of natural gas to liquids and other chemicals. He previously served as the Chief Technology Officer of SBA Materials, establishing strategic business contracts, guiding intellectual property development and breaking new ground in solid-state composite materials for the electronics, photonics and pharmaceutical industries. Dr. Wyrsta holds a PhD in Materials from the University of California at Santa Barbara.

COMMITTEES OF THE BOARD

We currently have no audit committee, compensation committee, nominations and governance committee of our board of directors.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The text of the Code of Ethics has been posted on Carbon Science’s Internet website and can be viewed at  www.carbonscience.com.  We are also attaching a copy of the Code of Ethics as an exhibit to this Annual Report. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek W. McLeish CEO and Acting	2007	$175,000	-	-	-	-	-	-	$175,000
CFO	2006	$80,000	-	-	-	-	-	-	$80,000

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Derek W. McLeish CEO and Acting CFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Derek McLeish	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Stone	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Daniel Elenbaas	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 19, 2008, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from January 18, 2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of January 18, 2008 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	Derek McLeish	49,750,000	33.6%
Common Stock	Richard Travis Beifuss	10,015,000	6.8%
Common Stock	Michael Stone	1,000,000.7%
Common Stock	Daniel Elenbaas	1,000,000.7%
Common Stock	All Executive Officers and Directors as a Group (3 persons )	51,750,000	34.9%

*Less than one percent.

(i) Based upon 148,342,000 shares issued and outstanding as of March 19, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no material related party transactions which we entered into from inception (August 25, 2006) to December 31, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2007 and 2006 for the audits of our annual financial statements for the fiscal year totaled approximately $19,500 and $4,500, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2007 and 2006 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company from August 25, 2006 (Inception) through December 31, 2007 for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $750 and $ 0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2006 and December 31, 2007, respectively.

All Other Fees

There were no fees billed to us by HJ Associates & Consultants, LLP for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage HJ Associates & Consultants, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage HJ Associates & Consultants, LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

ITEM 15.EXHIBITS.

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

3.4	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.1	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.2	Form of Subscription Agreement dated as of October 2, 2006(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.3	Form of Subscription Agreement dated as of March 1, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.4	Form of Subscription Agreement dated as of April 16, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

14.1*	Code of Ethics

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on March 25, 2008.
.

Carbon Sciences, Inc.

By:	/s/ Derek McLeish
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE	TITLE	DATE

/S/ Derek McLeish	CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER),	MARCH 25, 2008
Derek McLeish	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Michael Stone	DIRECTOR	MARCH 25, 2008
Michael Stone

/S/ Daniel Elenbaas	DIRECTOR	MARCH 25, 2008
Daniel Elenbaas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Carbon Sciences, Inc. (formerly Zingerang, Inc)
(a development stage company)
Santa Barbara, California

We have audited the accompanying balance sheet of Carbon Sciences, Inc. (formerly Zingerang, Inc)  (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, and from inception on August 25, 2006 through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. (formerly Zingerang, Inc) (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and from inception on August 25, 2006 through December 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 20, 2008

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
BALANCE SHEET

December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$9,539
Certificate of deposits	821,505
Prepaid expenses	122,488
TOTAL CURRENT ASSETS	953,532

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	20,599
Computer equipment	17,559
Mobile vehicle	40,252
78,410

Less accumulated depreciation	(9,637)

Net property and equipment	68,773

TOTAL ASSETS	$1,022,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,676
Accrued expenses	8,074

TOTAL CURRENT LIABILITIES	10,750

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value;
500,000,000 authorized common shares
148,342,000 shares issued and outstanding	148,342
Additional paid in capital	2,155,533
Accumulated deficit during the development stage	(1,292,320)

TOTAL SHAREHOLDERS' EQUITY	1,011,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,022,305

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		From Inception on	From Inception on
		August 25, 2006	August 25, 2006
	Year Ended	through	through
	December 31, 2007	December 31, 2006	December 31, 2007

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling & marketing expenses	638,339	322,658	960,997
General & administrative expenses	189,551	90,983	280,534
Research & development	70,683	-	70,683

TOTAL OPERATING EXPENSES	898,573	413,641	1,312,214

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(898,573)	(413,641)	(1,312,214)

OTHER INCOME/(EXPENSE)
Interest income	21,505	-	21,505
Interest expense	(1,611)	-	(1,611)

TOTAL OTHER INCOME	19,894	-	19,894

NET LOSS	$(878,679)	$(413,641)	$(1,292,320)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	139,133,340	100,004,805

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception August 25, 2006	-	$-	$-	$-	$-

Issuance of common stock for cash to founders in September 2006
(99,500,000 shares issued at $0.00025 for cash)	99,500,000	99,500	(74,625)	-	24,875

Issuance of common stock for cash in September 2006
(7,000,000 shares issued at $0.015 for cash)	7,000,000	7,000	98,000	-	105,000

Issuance of common stock for cash in October 2006
(21,000,000 shares issued at $0.015 for cash)	21,000,000	21,000	294,000	-	315,000

Issuance of common stock for cash in November 2006
(390,000 shares issued at $0.10 for cash)	390,000	390	38,610	-	39,000

Issuance of common stock for cash in December 2006
(555,000 shares issued at $0.10 for cash)	555,000	555	54,945	-	55,500

Net Loss from Inception through December 31, 2006				(413,641)	(413,641)
Balance at December 31, 2006	128,445,000	128,445	410,930	(413,641)	125,734

Issuance of common stock for cash in January 2007
(255,000 shares issued at $0.10 for cash)	255,000	255	25,245	-	25,500

Issuance of common stock for cash in March 2007
(2,900,000 shares issued at $0.10 for cash)	2,900,000	2,900	287,100	-	290,000

Issuance of common stock for cash in May 2007
(1,770,000 shares issued at $0.10 for cash)	1,770,000	1,770	175,230	-	177,000

Issuance of common stock for cash in May 2007
(1,450,000 shares issued at $0.10 for cash)	1,450,000	1,450	143,550	-	145,000

Issuance of common stock for cash in July 2007
(11,250,000 shares issued at $0.10 for cash)	11,250,000	11,250	1,113,750	-	1,125,000

Issuance of common stock for services in July 2007
(1,472,000 shares issued at $0.10 per share)	1,472,000	1,472	145,728	-	147,200

Issuance of common stock for services in September 2007
(500,000 shares issued at $0.15 per share)	500,000	500	74,500	-	75,000

Stock issuance cost			(265,200)		(265,200)

Issuance of common stock for cash in December 2007
(300,000 shares issued at $0.15 per share)	300,000	300	44,700	-	45,000

Net Loss for the year ended December 31, 2007	-	-	-	(878,679)	(878,679)

Balance at December 31, 2007	148,342,000	$148,342	$2,155,533	$(1,292,320)	$1,011,555

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From Inception on	From Inception on
		August 25, 2006	August 25, 2006
	Year Ended	through	through
	December 31, 2007	December 31, 2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(878,679)	$(413,641)	$(1,292,320)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	8,234	1,403	9,637
Stock issuance for services	75,000	-	75,000
(Increase) Decrease in:
Prepaid expenses	(72,488)	(50,000)	(122,488)
Increase (Decrease) in:
Accounts payable	2,676	-	2,676
Accrued expenses	(7,490)	15,564	8,074

NET CASH USED IN OPERATING ACTIVITIES	(872,747)	(446,674)	(1,319,421)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in certificates of deposit	(821,505)	-	(821,505)
Purchase of equipment	(60,851)	(17,559)	(78,410)

NET CASH USED IN INVESTING ACTIVITIES	(882,356)	(17,559)	(899,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	-	11,000	11,000
Loan from investor	-	110,000	110,000
Repayment of advances and loans	-	(121,000)	(121,000)
Proceeds from issuance of common stock, net	1,689,500	539,375	2,228,875

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,689,500	539,375	2,228,875

NET INCREASE IN CASH	(65,603)	75,142	9,539

CASH & CASH EQUIVALENT, BEGINNING OF YEAR	75,142	-	-

CASH & CASH EQUIVALENT, END OF YEAR	$9,539	$75,142	$9,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,611	$-	$1,611
Taxes paid	$800	$-	$800

SUPPLEMENTAL SCHEDULE FOR NON-CASH TRANSACTIONS
During the year ended December 31, 2007, the Company issued
1,472,000 shares of common stock for services at a price of $0.10 and 500,000 shares of common stock for services at a price of $0.15.
During the year ended December 31, 2006, there were no non-cash transactions.

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	ORGANIZATION AND LINE OF BUSINESS

Organizational History

The Company was incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc.  On April 2, 2007 the Company changed its name to Carbon Sciences, Inc.

        Overview of Business

The Company was initially in the business of offering a real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name. The Company is now pursuing a new line of business.  The company is developing a technology to convert earth destroying carbon dioxide (CO2) into a useful form that will not contribute to greenhouse gases.  This technology is based on a patent filed by the company and developed under the brand name, GreenCarbon™ Technology.  By eliminating harmful CO2 from human created sources, such as power plants and industrial factories, the technology will provide a partial solution to the problem of global warming.  GreenCarbon™ Technology is initially targeted at electrical power plants.  CO2 makes up nearly 80% of all greenhouse gases.  More than a quarter of that CO2 comes from electrical producing power plants.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through December 31, 2007. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line  method over its estimated useful lives:

Computer equipment	5 years
Machinery & Equipment	7 years
Moble veichel	7 years

Depreciation expense as of December 31, 2007 and 2006 was $8,234 and $1,403 respectively.

Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2007, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $70,683 and $0 for the years ended December 31, 2007 and 2006, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $40,836 and $29,403 for the years ended December 31, 2007 and 2006, respectively.

Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the period ending December 31, 2007, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R is expected to have a material impact on our results of operations.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting  for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the financial statements.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

3.	CAPITAL STOCK

During the year ended December 31, 2007, the Company issued through private placements 17,625,000 shares of common stock  at a price of $0.10 per share for $1,762,500 cash; and 300,000 shares of common stock at a price of $0.15 per share for $45,000; the private placements, were made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. Also, the Company issued 1,472,000 shares of common stock at a  price of $0.10 per share and 500,000 shares of common stock at a price of $0.15 per share for services.

4.	RENTAL LEASE

The Company entered into a month to month agreement for office space with monthly rents of $1,000 per month.

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Balance at January 1, 2007	$-
-
Additions based on tax positions related to the current year	-
-
Additions for tax positions of prior years	-
-
Reductions for tax positions of prior years	-
-
Settlements	-
-
Balance at December 31, 2007	$-

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2007, the Company did not recognize interest and penalties.

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

6.	DEFERRED TAX BENEFIT

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $1,071,000, that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2007, and 2006 due to the following:

	2007		2006

Book Income		$(351,470)		$(161,320)
Depritiation		(2,012)		-
R&D		2,120		-
State Tax Expense Deduction		(320)		-
Meals & Entertainment		20		-
Non deductible stock compensation		88,880		-

Valuation Allowance		262,782		161,320

Income tax expence	$		$

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2007 and 2006; Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	2007		2006

Deferred tax assets
NOL carryover		$428,800		$162,140
R&D		5,300

Deferred tax liabilities:
Depreciation		(10,765)		(820)

Less Valuation Allowance		(423,335)		(161,320)

Net deferred tax asset	$		$

CARBON SCIENCES, INC.
(formerly ZINGERANG, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

7.	LOAN PAYABLE

During the period ended December 31, 2006, the Company borrowed funds from a private party in the amount of $110,000 for operating expenses. The loan payable was paid within the period with no interest due.

8.	RELATED PARTY

During the period ended December 31, 2006 the Company’s President and Chief Executive Officer, advanced funds to the Company in the amount of $11,000 to pay for operating expenses. The funds were reimbursed within the period.