Form 10-Q
period 2008-03-31
Carbon Sciences, Inc.
filed 2008-05-15
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD  ENDED MARCH 31, 2008
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

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Flr.
New York, New York 10006
(212) 930-9700

            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                               Accelerated filer ☐
Non-accelerated filer   ☐                                                                               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of May 14, 2008 was 148,342,000.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Carbon Sciences, Inc.
(A Developmental Stage Company)
Balance Sheet

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$2,696	$9,539
Certificate of deposits	630,064	821,505
Other receviable	12,000	-
Prepaid expenses	82,845	122,488

Total Current Assets	727,605	953,532

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	20,599	20,599
Computer equipment	17,559	17,559
Mobile Vehicle	40,252	40,252
	78,410	78,410
Less accumulated depreciation	(13,849)	(9,637)

Net Property and Equipment	64,561	68,773

TOTAL ASSETS	$792,166	$1,022,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$-	$2,676
Accrued Expenses	6,926	8,074

TOTAL CURRENT LIABILITIES	6,926	10,750

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
148,342,000 shares issued and outstanding	148,342	148,342
Additional Paid in Capital	2,155,533	2,155,533
Accumulated Deficit during the development stage	(1,518,635)	(1,292,320)

TOTAL SHAREHOLDERS' EQUITY	785,240	1,011,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$792,166	$1,022,305

Carbon Sciences, Inc.
(A Developmental Stage Company)
Statements of Operations
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	3/31/2008	3/31/2007	March 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	149,638	292,526	1,136,209
General and administrative expenses	38,767	41,621	284,090
Research and development	42,258	1,000	112,941
Depreciation expense	4,212	1,463	13,849

TOTAL OPERATING EXPENSES	234,875	336,610	1,547,089

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(234,875)	(336,610)	(1,547,089)

OTHER INCOME/(EXPENSE)
Interest income	8,560	-	30,065
Interest expense	-	(937)	(1,611)

TOTAL OTHER INCOME/(EXPENSE)	8,560	(937)	28,454

NET LOSS	(226,315)	(337,547)	(1,518,635)

BASIC AND DILUTED LOSS PER SHARE	$-	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	148,342,000	129,128,833

Carbon Sciences, Inc.
(A Developmental Stage Company)
Statement of Stockholder's Equity

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	148,342,000	$148,342	$2,155,533	$(1,292,320)	$1,011,555

Net Loss (unaudited)	-	-	-	(226,315)	(226,315)

Balance at March 31, 2008 (unaudited)	148,342,000	$148,342	$2,155,533	$(1,518,635)	$785,240

Carbon Sciences, Inc.
(A Developmental Stage Company)
Statement of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	3/31/2008	3/31/2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,315)	$(337,547)	$(1,518,635)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	4,212	1,463	13,849
Stock issuance for services	-	-	75,000
(Increase) Decrease in:
Other receivable	(12,000)	-	(12,000)
Prepaid expenses	39,643	44,801	(82,845)
Increase (Decrease) in:
Accounts payable	(2,676)	24,087	-
Accrued expenses	(1,148)	295	6,926

NET CASH USED IN OPERATING ACTIVITIES	(198,284)	(266,901)	(1,517,705)

CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES:
Investment in certificates of deposit	191,441	-	(630,064)
Purchase of equipment	-	-	(78,410)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	191,441	-	(708,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	-	62,000	73,000
Loan from investor	-	50,000	160,000
Repayment of advances and loans	-	(112,000)	(233,000)
Proceeds from issuance of common stock	-	315,500	2,228,875

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	315,500	2,228,875

NET INCREASE/(DECREASE) IN CASH	(6,843)	48,599	2,696

CASH, BEGINNING OF PERIOD	9,539	75,142	-

CASH, END OF PERIOD	$2,696	$123,741	$2,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$937	$1,611
Taxes paid	$-	$-	$800

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2008

1.      Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through March 31, 2008. It is managements plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
Certain items included in the three months ended March 31, 2007 financial statements have been reclassified to conform to the current year presentation.

3.	CAPITAL STOCK

During the three months ended March 31, 2008, the Company issued no shares of common stock. During the three months ended March 31, 2007, the Company through a private placement issued 3,155,000 shares of common stock for cash of $315,500 at a price of $0.10 the private placements, were made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

4. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

Included in the balance at March 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are developing a technology to transform harmful carbon dioxide (CO2) into high value, earth-friendly products. We call this technology GreenCarbon Technology.  The Company’s management believes that energy and CO2 intensive industries, such as paper production, will welcome this innovative clean technology because it offers two very important benefits – lower cost and carbon neutrality.

This initial application of the Company’s technology is a process that will transform CO2 into a high value chemical compound, currently used in the manufacture of paper, pharmaceuticals and plastics.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2008 COMPARED TO THE QUARTER ENDED MARCH 31, 2007

Selling and Marketing Expenses

Selling and Marketing ("S&M") expenses decreased by $142,888 or 48.85% to $149,638 for the three months ended March 31, 2008, compared to the period ended March 31, 2007. The decreased in S&M expenses was due primarily to a decrease in salaries.

General and Administrative Expenses

General and administrative ("G&A") expenses decreased by $2,854 or 6.86% to $38,767 for the three  months ended March 31, 2008, compared to the period ended March 31, 2007. The decrease in G&A expenses was due primarily to a decrease in  rent expense.

Research and Development

Research and Development ("R&D") costs increased by $41,258 or 4125.80%  to $42,258 for the three months ended March 31, 2008, compared to the period ended March 31, 2007. The increase in R&D was  the result of  testing of  product alternatives.

Net Loss

Net Loss for the three months ended March 31, 2008  was $226,315 compared to $337,547 for the period ended March 31, 2007. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of March 31, 2008, we had $720,679 of working capital as compared to $942,782 as of December 31, 2007. This decrease of $222,103 was due primarily to the use of funds for operations, since the company is in the developmental stage and has no revenues.

Cash flow used in operating activities was $198,284 for three months ended March 31, 2008, as compared to cash used of $266,901 for the period ended March 31, 2007. This decrease of $68,617 was primarily attributable to an decrease in salaries.

Cash provided by investing activities was $191,441 for the three months ended March 31, 2008, as compared to cash used of $0 for the period ended March 31, 2007. The increase of cash provided by investing activities was primarily due to withdrawals from certificates of deposits for operating expenses.

Cash provided from financing activities during the three months ended March 31, 2008 and 2007 was $0 and $315,500 respectively. From inception to March 31, 2008, we received a total of $2,228,875 from the sale of shares of our common stock through private placements of shares of common stock pursuant to Subscription Agreements, which we entered into with accredited and/or institutional buyers.

PLAN OF OPERATION AND FINANCING NEEDS

We are developing a technology to transform harmful carbon dioxide (CO2) into high value, earth-friendly products. We call this technology GreenCarbon Technology.  The Company’s management believes that energy and CO2 intensive industries, such as paper production, will welcome this innovative clean technology because it offers two very important benefits – lower cost and carbon neutrality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 15, 2008.

CARBON SCIENCES, INC.

By:	/s/ Derek W. McLeish
Chief Executive Officer (Principal Executive Officer ) and Acting
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)