Form 10-Q
period 2008-06-30
Carbon Sciences, Inc.
filed 2008-08-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 333-144931

CARBON SCIENCES, INC.
(Name of registrant in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of July 31, 2008 was 148,342,000.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited) June 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$94,524	$9,539
Certificate of deposits	335,831	821,505
Other receviable	12,000	-
Prepaid expenses	39,664	122,488

Total Current Assets	482,019	953,532

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	20,599	20,599
Computer equipment	17,559	17,559
Mobile vehicle	40,252	40,252
	78,410	78,410
Less accumulated depreciation	(18,061)	(9,637)

Net Property and Equipment	60,349	68,773

OTHER ASSETS
Patent	3,000	-

Total Other Assets	3,000	-

TOTAL ASSETS	$545,368	$1,022,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$2,676
Accrued expenses	4,451	8,074

TOTAL CURRENT LIABILITIES	4,451	10,750

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
148,342,000 shares issued and outstanding, respectively	148,342	148,342
Additional paid in capital	2,155,533	2,155,533
Accumulated deficit during the development stage	(1,762,958)	(1,292,320)

TOTAL SHAREHOLDERS' EQUITY	540,917	1,011,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$545,368	$1,022,305

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception on
	Three Months Ended		Six Months Ended		August 25,2006
	6/30/2008	6/30/2007	6/30/2008	6/30/2007	June 30, 2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	158,446	116,521	308,082	409,047	1,294,654
General and administrative expenses	46,167	83,574	78,008	125,194	323,330
Research and development	48,192	4,500	90,451	5,500	161,133
Depreciation expense	4,212	1,463	8,424	2,927	18,061

TOTAL OPERATING EXPENSES	257,017	206,058	484,965	542,668	1,797,178

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(257,017)	(206,058)	(484,965)	(542,668)	(1,797,178)

OTHER INCOME/(EXPENSE)
Interest income	5,767	-	14,327	-	35,831
Interest expense	-	(265)	-	(1,202)	(1,611)

	5,767	(265)	14,327	(1,202)	34,220

NET LOSS	(251,250)	(206,323)	(470,638)	(543,870)	(1,762,958)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	148,342,000	132,752,857	148,342,000	130,950,856

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	148,342,000	$148,342	$2,155,533	$(1,292,320)	$1,011,555

Net Loss (unaudited)	-	-	-	(470,638)	(470,638)

Balance at June 30, 2008 (unaudited)	148,342,000	$148,342	$2,155,533	$(1,762,958)	$540,917

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			August 25,2006
	Six Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470,638)	$(543,870)	$(1,762,958)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	8,424	2,927	18,061
Stock issuance for services	-	-	75,000
(Increase) Decrease in:
Other receivable	(12,000)	-	(12,000)
Prepaid expenses	82,824	45,111	(39,664)
Other asset	(3,000)	-	(3,000)
Increase (Decrease) in:
Accounts payable	(2,676)	-	-
Accrued expenses	(3,623)	15,135	4,451

NET CASH USED IN OPERATING ACTIVITIES	(400,689)	(480,697)	(1,720,110)

CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES:
Investment in certificates of deposit	485,674	-	(335,831)
Purchase of equipment	-	-	(78,410)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	485,674	-	(414,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	-	-	73,000
Loan from investor	-	-	160,000
Repayment of advances and loans	-	-	(233,000)
Proceeds from issuance of common stock	-	637,500	2,228,875

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	637,500	2,228,875

NET INCREASE/(DECREASE) IN CASH	84,985	156,803	94,524

CASH, BEGINNING OF PERIOD	9,539	75,142	-

CASH, END OF PERIOD	$94,524	$231,945	$94,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$265	$1,611
Taxes paid	$-	$800	$800

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2008

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its’ inception , and believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
The expenses for the six months ended June 30, 2007 were reclassified to conform with the expenses for the six months ended June 30, 2008.

3.	CAPITAL STOCK

During the six months ended June 30, 2008, the Company issued no shares of common stock. During the six months ended June 30, 2007, the Company through a private placement issued 3,155,000 shares of common stock for cash of $315,500 at a price of $0.10 the private placements, were made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

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

Included in the balance at June 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

Selling and Marketing Expenses

Selling and Marketing ("S&M") expenses increased by $41,925 or 35.98% to $158,446 for the three months ended June 30, 2008, compared to the prior period. S&M expenses decreased by $100,965 or 24.68% to $308,082 for the six months ended June 30, 2008, compared to the prior period. The decrease in S&M expenses was due primarily to a decrease in salaries and consulting fees.

General and Administrative Expenses

General and administrative ("G&A") expenses decreased by $37,407 or 44.76% to $46,167 for the three months ended June 30, 2008, compared to the prior period. G&A expenses decreased by $47,186 or 37.69% to $78,008 for the six months ended June 30, 2008, compared to the prior period. The decrease in G&A expenses was due primarily to a decrease in professional fees.

Research and Development

Research and Development ("R&D") costs increased by $43,692 or 970.93% to $48,192 for the three months ended June 30, 2008, compared to the prior period. R&D costs increased by $84,951 or 1544.56% to $90,451 for the six months ended June 30, 2008, compared to the prior period. The increase in R&D was the result of testing of product alternatives, and consulting fees.

Net Loss

Net Loss for the three months ended June 30, 2008 was $251,250 compared to $206,323 for the prior period. Net Loss for the six months ended June 30, 2008, was $470,638 compared to $543,870 for the prior period. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of June 30, 2008, we had $477,568 of working capital as compared to $942,782 as of December 31, 2007. This decrease of $465,214 was due primarily to the use of funds for operating expenses.

Net cash flow used in operating activities was $400,689 for six months ended June 30, 2008, as compared to net cash used of $480,697 for the prior period. This decrease of $80,008 was primarily attributable to an decrease in salaries.

Net cash provided by investing activities was $485,674 for the six months ended June 30, 2008, as compared to net cash provided of $0 for the prior period. The increase of net cash provided by investing activities was primarily due to withdrawals from certificates of deposits for operating expenses.

Net cash provided from financing activities was $0 the six months ended June 30, 2008, as compared to net cash provided of $637,500 for the prior period. From inception to June 30, 2008, we received a total of $2,228,875 from the sale of shares of our common stock through private placements of shares of common stock pursuant to Subscription Agreements, which we entered into with accredited and/or institutional buyers.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on June 30, 2008. Confirmed.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 14, 2008.

CARBON SCIENCES, INC.

By:	/s/ Derek W. McLeish
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)