Form 10-Q
period 2008-09-30
Carbon Sciences, Inc.
filed 2008-11-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

T   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 333-144931

CARBON SCIENCES, INC.
(Name of registrant in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5511C  Ekwill Street, Santa Barbara, California 93111
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 456-7000

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
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

The number of shares of registrant’s common stock outstanding, as of November 12, 2008 was 148,342,000.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

BALANCE SHEETS
	(Unaudited)
	September 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$26,733	$9,539
Certificates of deposit	139,119	821,505
Other receviable	2,400	-
Prepaid expenses	9,167	122,488

Total Current Assets	177,419	953,532

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	20,599
Computer equipment	17,559	17,559
Mobile vehicle	40,252	40,252
	129,309	78,410
Less accumulated depreciation	(22,272)	(9,637)

Net Property and Equipment	107,037	68,773

OTHER ASSETS
Patent	5,425	-

Total Other Assets	5,425	-

TOTAL ASSETS	$289,881	$1,022,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,995	$2,676
Accrued expenses	-	8,074

TOTAL CURRENT LIABILITIES	36,995	10,750

SHAREHOLDERS' EQUITY EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
148,342,000 shares issued and outstanding, respectively	148,342	148,342
Additional paid in capital	2,155,533	2,155,533
Accumulated deficit during the development stage	(2,050,989)	(1,292,320)

TOTAL SHAREHOLDERS' EQUITY	252,886	1,011,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$289,881	$1,022,305

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception on
					August 25,2006
	Three Months Ended September 30,		Nine Months Ended September 30,		through
	2008	2007	2008	2007	September 30, 2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	133,612	74,181	441,694	483,228	1,428,266
General and administrative expenses	49,002	26,058	127,012	151,253	372,333
Research and development	104,493	35,425	194,943	40,925	265,626
Depreciation expense	4,212	1,463	12,635	4,390	22,272

TOTAL OPERATING EXPENSES	291,319	137,127	776,284	679,796	2,088,497

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(291,319)	(137,127)	(776,284)	(679,796)	(2,088,497)

OTHER INCOME/(EXPENSE)
Interest income	3,288	10,548	17,615	10,548	39,119
Interest expense	-	(332)	-	(1,533)	(1,611)

TOTAL OTHER INCOME/(EXPENSES)	3,288	10,216	17,615	9,015	37,508

NET LOSS	$(288,031)	$(126,911)	$(758,669)	$(670,781)	$(2,050,989)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	148,342,000	146,185,870	148,342,000	140,025,260

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	148,342,000	$148,342	$2,155,533	$(1,292,320)	$1,011,555

Net Loss (unaudited)	-	-	-	(758,669)	(758,669)

Balance at September 30, 2008 (unaudited)	148,342,000	$148,342	$2,155,533	$(2,050,989)	$252,886

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception on
			August 25,2006
	Nine Months Ended		through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(758,669)	$(670,781)	$(2,050,989)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	12,635	4,390	22,272
Stock issuance for services	-	153,450	-
(Increase) Decrease in:
Other receivable	(2,400)	-	(2,400)
Prepaid expenses	113,321	(26,956)	(9,167)
Other asset	(5,425)	-	(5,425)
Increase (Decrease) in:
Accounts payable	34,319	37,621	36,995
Accrued expenses	(8,074)	(15,564)	-

NET CASH USED IN OPERATING ACTIVITIES	(614,293)	(517,840)	(2,008,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	682,386	(910,548)	(139,119)
Purchase of equipment	(50,899)	(40,252)	(129,309)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	631,487	(950,800)	(268,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	-	-	73,000
Loan from investor	-	-	160,000
Repayment of advances and loans	-	-	(233,000)
Proceeds from issuance of common stock	-	1,497,300	2,303,875

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,497,300	2,303,875

NET INCREASE IN CASH	17,194	28,660	26,733

CASH, BEGINNING OF PERIOD	9,539	75,142	-

CASH, END OF PERIOD	$26,733	$103,802	$26,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$332	$1,611
Taxes paid	$59	$800	$800

SUPPLEMENTAL SCHEDULE FOR NON-CASH TRANSACTIONS
During the nine months ended September 30, 2007, the Company issued 1,472,000 shares of common stock for services at a price of $0.10 and 500,000 shares of common stock for services at a price of $0.15.

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2008

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

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
SEPTEMBER 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassification
The expenses for the nine  months ended September 30, 2007 were reclassified to conform with the expenses for the nine months ended September 30, 2008.

3.	CAPITAL STOCK

At September 30, 2008, the Company’s authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the nine months ended September 30, 2007, the Company through a private placement issued 17,625,000 shares of common stock for cash of $1,762,500 at a price of $0.10. The private placements, was made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933; Also, the Company issued 1,472,000 shares of common stock at a  price of $0.10 per share for cash and 500,000 shares of common stock at a price of $0.15 per share for services;

4.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

Included in the balance at September 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

I TEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Carbon Sciences is currently developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.

The fuels we use today, such as gasoline and jet fuel, are made up of chains of hydrogen and carbon atoms aptly called hydrocarbons. In general, the greater the number of carbon atoms there are in a hydrocarbon molecule, the greater the energy content of that fuel. For example, gasoline has hydrocarbons with 7 to 10 carbon atoms and jet fuel has 10 to 16 carbon atoms. Hydrocarbons are naturally occurring in fuel sources such as petroleum and natural gas. To create fuel, hydrogen and carbon atoms must be bonded together to create hydrocarbon molecules.

Our CO2-to-Fuel technology directly transforms CO2 and H20 (water) into low level hydrocarbons.  These low level hydrocarbons can then be easily used to produce high level fuels, such as gasoline and jet fuel with readily available technology.  The key to our CO2-to-Fuel technology lies in a proprietary multi-step biocatalytic process. Instead of using expensive inorganic catalysts, such as zinc, gold or zeolite, with traditional high energy catalytic chemical processes, our process uses inexpensive, renewable biomolecules to catalyze certain chemical reactions required to transform CO2 into basic hydrocarbon building blocks. Of greatest significance, our process occurs at low temperature and low pressure, thereby requiring far less energy than other approaches.

The energy efficient biocatalytic processes we are exploiting in our technology actually occur in all living organisms where carbon atoms, extracted from CO2, and hydrogen atoms, extracted from H2O, are combined to create hydrocarbon molecules.  Our breakthrough technology allows these processes to operate on a very large industrial scale through advance nano-engineering of the biocatalysts and highly efficient process design.

Our corporate mission is to enable a sustainable world of fuel consumption and climate stability by transforming CO2 into fuel. When commercially developed, our CO2-to-Fuel technology can be used to transform CO2 emitted from fossil fuel power plants into gasoline, to power our cars.

We are also developing technology to transform carbon dioxide (CO2) into high value, earth-friendly products. We call this technology GreenCarbon Technology.  Our management believes that energy and CO2 intensive industries, such as paper production, will welcome this innovative clean technology because it offers two very important benefits – lower cost and carbon neutrality.

Corporate Overview

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 5511C Ekwill Street, Santa Barbara, California 93111, and our telephone number is (805) 456-7000. Our fiscal year end is December 31

Critical Accounting Policies

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER  30, 2007

Selling and Marketing Expenses

Selling and Marketing ("S&M") expenses increased by $59,431or 80.12% to $133,612 for the three months ended September 30, 2008, compared to the prior period. S&M expenses decreased by $(41,534) or 8.60% to $441,694 for the nine months ended September 30, 2008, compared to the prior period. The increase in S&M expenses for the three month period was due to an increase in salaries and market exposure expense. The decrease in S&M expenses for the nine month period was due primarily to a decrease in salaries, professional and consulting fees.

General and Administrative Expenses

General and administrative ("G&A") expenses increased by $22,944 or 88.05% to $49,002 for the three months ended September 30, 2008, compared to the prior period. G&A expenses decreased by $(24,241) or 16.03% to $127,012 for the nine months ended September 30, 2008, compared to the prior period. The increase in G&A expenses for the three month period was due to increase in the overall operating expenses. The decrease in G&A expenses for the nine month period was due primarily to a decrease in professional fees.

Research and Development

Research and Development ("R&D") costs increased by $69,068 or 194.97% to $104,943 for the three months ended September 30, 2008, compared to the prior period. R&D costs increased by $154,018 or 376.34% to $194,943 for the nine months ended September 30, 2008, compared to the prior period. The increase in R&D was the result of testing of product alternatives, and consulting fees.

Net Loss

Net Loss for the three months ended September 30, 2008 was $288,031compared to $126,911 for the prior period. Net Loss for the nine months ended September 30, 2008, was $758,669 compared to $670,781 for the prior period. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of September 30, 2008, we had $140,424 of working capital as compared to $942,782 as of December 31, 2007. This decrease of $802,358 was due primarily to the use of funds for operating expenses.

Net cash flow used in operating activities was $614,293 for the nine months ended September 30, 2008, as compared to net cash used of $517,840 for the prior period. This increase of $96,453 was primarily attributable to an increase in research and development.

Net cash provided by investing activities was $631,487 for the nine months ended September 30, 2008, as compared to net cash used of $(950,800) for the prior period. The increase of net cash provided by investing activities was primarily due to withdrawals from certificates of deposits for operating expenses.

Net cash provided from financing activities was $0 the nine months ended September 30, 2008, as compared to net cash provided of $1,497,300 for the prior period. From inception to September 30, 2008, we received a total of $2,303,875 from the sale of shares of our common stock through private placements of shares of common stock pursuant to Subscription Agreements, which we entered into with accredited and/or institutional buyers.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 14, 2008.

CARBON SCIENCES, INC.

By:	/s/ Derek W. McLeish
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)