Form 10-K
period 2008-12-31
Carbon Sciences, Inc.
filed 2009-04-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
T	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-144931

CARBON SCIENCES INC.
(Name of registrant in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-5451302 (I.R.S. Employer Identification No.)

5511C Ekwill Street, Santa Barbara, CA 93111
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

              Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2008 was $28,000,000.

i

The number of shares of registrant’s common stock outstanding, as of March 30, 2009 was 148,342,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

TABLE OF CONTENTS [TO BE REVISED]

iii

PART I

ITEM 1.       BUSINESS.

INTRODUCTION

Carbon Sciences, Inc. (“Carbon Sciences”, the “Company”, “we”, “us”, or “our”) is developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.

The fuels we use today, such as gasoline and jet fuel, are made up of chains of hydrogen and carbon atoms called hydrocarbons. In general, the greater the number of carbon atoms there are in a hydrocarbon molecule, the greater the energy content of that fuel. For example, gasoline has hydrocarbons with 7 to 10 carbon atoms and jet fuel has 10 to 16 carbon atoms. Hydrocarbons are naturally occurring in fuel sources such as petroleum and natural gas. To create fuel, hydrogen and carbon atoms must be bonded together to create hydrocarbon molecules.

Our CO2-to-Fuel technology directly transforms CO2 and H20 (water) into low level hydrocarbons.  These low level hydrocarbons can then be used to produce high level fuels, such as gasoline and jet fuel with readily available technology.  The key to the CO2-to-Fuel technology lies in a proprietary biocatalytic process. Instead of using expensive inorganic catalysts, such as zinc, gold or zeolite, with traditional high energy catalytic chemical processes, the process uses inexpensive, renewable biocatalysts to catalyze certain reactions required to transform CO2 into basic hydrocarbon building blocks. Of greatest significance, the process occurs at low temperature and low pressure, thereby requiring far less energy than other approaches.

Our corporate mission is to enable a sustainable world of fuel consumption and climate stability by transforming CO2 into fuel. When commercially developed, our CO2-to-Fuel technology can be used to transform CO2 emitted from fossil fuel power plants into gasoline, to power our cars.

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 5511C Ekwill Street, Santa Barbara, California 93111, and our telephone number is (805) 456-7000. Our fiscal year end is December 31.

Industry Overview

With global population projected to increase from 6.5 billion in 2006 to 8.5 billion by 2030, the Energy Information Administration projected that worldwide energy consumption will increase by 50% in the same period. This increase translates to a requirement of over 112 million barrels of crude oil per day, up from the current 90 million barrels per day. The biggest use of crude oil is in the production of liquid fuels for the transportation sector that consumes over 100 million gallons of fuel per hour. (Source: Energy Information Administration - International Energy Outlook 2008).

Liquid fuels, such as gasoline, are expected to remain the world's most dominant fuel because of their importance in the transportation and industrial sector and because there are few alternatives. The transportation sector alone accounts for 74% of the total projected increase from 2005 to 2030, with the industrial sector accounting for the remainder. This increase in demand is largely the result of the rapid modernization of developing countries, such as China and India, which account for more than 85% of the projected increase. Management believes this increasing demand is likely to sustain high world oil prices for a long period of time. (Source: Energy Information Administration - International Energy Outlook 2008).

The continual use of fossil fuels creates two very important problems with profound implications on humanity. First, carbon dioxide (CO2) emissions from the use of fossil fuels have been scientifically accepted as the cause of global warming and climate change. The Energy Information Administration projected that annual CO2 emissions will increase from 28 billion metric tons in 2005 to 34 billion metric tons in 2015 and over 42 billion metric tons in 2030. The largest and most concentrated source of CO2 emissions is the growing use of coal-powered electricity generation, especially in developing countries where coal is abundant and inexpensive. Second, fossil fuels are non-renewable resources because they take millions of years to form. Management believes that at some point in the future, there will not be enough supply and production capacity to meet the oil demands of the world. Based on historic growth trends, crude oil production is projected to peak in 2037 at a volume of 53 billion barrels per year.

We believe that transforming CO2, a major byproduct of fossil fuel usage and industrialization, back into a fuel, can enable a sustainable world of energy consumption and growth.

Research and Development

We have retained a number of scientific advisors and technical consultants to help us develop and commercialize our CO2-to-Fuel technology and system.  We have purchased and developed research apparatus which enables us to refine our methodology and demonstrate our technology.  We plan to develop a mini-pilot plant that will be a significant step in the production of a commercially viable CO2-to-Fuel system.

Marketing Strategy

Once we have completed our product development, we intend to create a favorable market environment to license our CO2-to-Fuel technology.  We intend to enhance, promote and support the entry of our technology system into the marketplace. Our goal is to position our CO2-to-Fuel technology as a commercially viable method of producing liquid fuel from CO2.

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

Manufacturing and Distribution

We currently do not have any mechanism for the manufacture and distribution of products using our CO2-to-Fuel technology, nor do we have adequate financing to undertake these efforts on our own. We intend to outsource manufacturing and distribution efforts to existing manufacturing and distributions firms in the development of our pilot systems.  We currently intend to only license our technology when it has demonstrated commercial viability.

Intellectual Property

We are currently in the process of filing an initial patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for our CO2-to-Fuel technology. We filed a patent application on February 18, 2009 for our CO2-to-Fuel technology “Carbon dioxide to Methanol” 61/153.290.  We anticipate filing a number of additional patent applications related to our CO2-to-Fuel technology.

We have also filed a patent application to protect the intellectual property rights for our CO2 to carbonate transformation technology, “Fine Particle Carbon Dioxide Transformation and Sequestration”.

Competition

The market for liquid fuel is large as well as the number of competitors providing technology to the fuel industry.  For example, companies that offer fuel production technologies include UOP, Chevron, Shell, BP and Exxon.  However, we are not aware of any company marketing a commercially viable technology to transform CO2 directly into usable liquid fuel.   As a technology provider, we see ourselves more of a partner, than a competitor, to the fuel technology companies.

The closest competitors we can identify are biofuel technology providers where plants such as corn, sugarcane, switchgrass and algae are grown for their oil contents and biomass as feedstocks for fuel production. These technology providers and the biofuel industry in general are very much in their infancy.  We are not aware of any commercially viable and globally scalable renewable fuel technology.  First generation biofuel such as corn and sugarcane ethanol have significant social issues because they use up valuable farm land and drive up the price of food worldwide.

Unlike plant based biofuels where CO2 is sequestered into complex energy molecules, which are then broken down into fuel equivalent hydrocarbons, our CO2-to-Fuel technology transforms CO2 directly into fuel equivalent hydrocarbons.

Technology Development Partners

We may enter into technology development partnerships with other companies.

EMPLOYEES

As of March 30, 2009 we had 3 employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products and services. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

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

We have filed a patents to protect our intellectual property rights. To date our patent applications have not been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

While we are not aware of any direct competitors offering commercially viable products to convert CO2-to Fuel. Our potential customers may choose to buy or build their own systems instead of purchasing our technology. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers.

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

OUR BUSINESS IS DEPENDENT ON GOVERNMENT AND INTERNATIONAL REGULATIONS

We believe that greenhouse gases, such as carbon dioxide, contribute to global warming and climate change. New laws and regulations are currently being drawn up that may affect our industry and the industry of our customers. There is no assurance that new governmental regulations will be favorable to our business model and business plan.. The increasing use of alternative energy technology such as solar power, nuclear power, wind power, fuel cells and other energy sources that do not emit greenhouses gases will limit the market for our technology.

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 34.2% of outstanding shares of common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

Companies trading on the Over-The-Counter Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

ITEM 2.      PROPERTIES.

Our principal office is located at 5511C Ekwill Street, Santa Barbara, California 93111. We lease approximately 2,800 square feet, with an annual cost of $50,400. The term of the lease is for one year and expires July 15, 2009.

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

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High *	Low*
March 31	$0.39	$0.24	N/A	N/A
June 30	0.35	0.15	N/A	N/A
September 30	0.35	0.08	$0.22	$0.20
December 31	0.30	0.15	$0.36	$0.15

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

As of March 30, 2009, our common stock was held by 103 stockholders of record and we had 148,342,000 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street Canton, MA 02021.

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

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2008.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report. See "Risk Factors."

OVERVIEW

Carbon Sciences is developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.

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

Corporate Overview

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 5511 C, Santa Barbara, California 93111, and our telephone number is (805) 456-7000. Our fiscal year end is December 31.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

SELLING & MARKETING EXPENSES

         Selling & Marketing Expenses ("S&M") expenses decreased by $95,829 or 15.01% to $542,510 for the year ended December 31, 2008, compared to the prior year. This decrease in S&M expenses was the result of a decrease in marketing and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $14,319 or 7.90% to $195,636 for the year ended December 31, 2008, compared to the prior year. This increase in G&A expenses was the result of an increase in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $232,243 or 328.57% to $302,926 for the year ended December 31, 2008 compared to the prior year. This increase in R&D costs was the result of an increase in testing of product alternatives, and construction of a prototype,

NET LOSS

         Net Loss increased by $(163,042) or (18.56)%, to $(1,041,721) for the year ended December 31, 2008, compared to the prior year.  This increase in Net Loss was the result of an increase in G&A expenses and R&D. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2008, we had a (77,946) working deficit as compared to  working capital of  $942,782 as of December 31, 2007. This decrease of $1,020,728 was due primarily to use of funds for operating expenses.

        During the year ended December 31, 2008, the Company used $838,080 of cash for operating activities, as compared to $872,747 for the year ended December 31, 2007. The decrease in the use of cash for operating activities was a result of a decrease in selling and marketing expenses.

        Cash provided by investing activities was $761,833 for the year ended December 31, 2008 as compared to cash used of $882,356 for the year ended December 31, 2007. The net cash provided by investing activities was primarily due to a reduction of certificates of deposit.

       Cash provided from financing activities during the year ended December 31, 2008 was $112,000 as compared to $1,689,500 for the year ended December 31, 2007. Our capital needs have primarily been met from the proceeds of private  placements, as we are currently in the development stage and had no revenues.

 Our financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 13, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into a useful form that will not contribute to global warming. We plan to develop our products and thereafter focus our efforts on establishing markets in the power plants and industrial factories sectors by 2010.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our CO2-to-Fuel technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2009, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2008, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

 None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Derek McLeish	61	Chairman, Chief Executive Officer and Acting Chief Financial Officer
Byron Elton	55	President, Chief Operating Officer and Director
Naveed Aslam	38	Chief Technology Officer
Michael Stone	55	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Derek McLeish - Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board. Mr. McLeish has over 30 years of domestic and international corporate management, marketing and sales experience in the areas of technology, and software. Prior to founding Carbon Sciences, Mr. McLeish was the President and CEO of Digital Interactive System Corporation, Inc., a digital distribution company, from 2004 to 2005. From 2003 to 2004, Mr. McLeish served as the President and CEO of Broadband Group, a consulting company. Prior to that, he was the Chief Operating Officer of NetCatalyst, Inc., a technology incubator company, from 2000 to 2002. In his career as senior executive of companies, such as DISCover, Hasbro/MicroProse, The Gillette Company, Atari, Panavision and Activision, Mr. McLeish was responsible for driving innovative strategic direction and successfully creating stockholder value by developing new markets and lines of business. At The Gillette Company, Mr. McLeish managed a large manufacturing plant producing billions of high value parts per year. At Panavision, Mr. McLeish was responsible for worldwide manufacturing. He served on the Board of Directors of Amaze, the largest independent interactive game developer in North America. Mr. McLeish undertook his MBA studies at Pepperdine University and received his BS from the California State University at Long Beach.

Byron Elton—President, Chief Operating Officer and Director. Mr. Elton has been President and Chief Operating Officer of the Company since January 5, 2009 and a director of the Company since March 16, 2009. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.

Dr. Naveed Aslam—Chief Technology Officer. Mr. Aslam has been Chief Technology Officer of the Company since January 7, 2009. Dr. Aslam is an accomplished scientist and molecular systems expert with over 14 years of industry and research experience. He was recently recognized by the U.S. Citizenship and Immigration Service as an alien of extraordinary ability, and was awarded an O-1 employment visa. Dr. Aslam has authored over ten cutting-edge publications on chemical engineering, biochemical engineering and biomedical technologies. His most notable contributions to the scientific community are: (1) the development of the world's first computer aided process engineering (CAPE) design tool for using supercritical fluids to develop next generation chemical and petroleum processes that are cost effective and environment friendly; and (2) the development of the world's first non-linear computational tool for modeling biological processes related to inflammation and memory loss for the development of drugs against cancer and Alzheimer's disease.

Dr. Aslam has served as a technology advisor to Carbon Sciences since 2008 and is the inventor of the Company's breakthrough CO2-to-Fuel technology. During the early part of his career, Dr. Aslam was a senior process engineer for Saudi Basic Industries Corporation (SABIC), Riyadh, Saudi Arabia. At SABIC, his duties included responsibility for all aspects of process engineering during the preliminary and detailed design phases of 125,000 tons per year ethylene manufacturing plant. From January 2004 through August 2005 Dr. Aslam was a Research Associate and Instructor at the University of South Florida, Department of Chemical Engineering. From September 2005 through January 2006, Dr Aslam served as a Post Doctoral Fellow at Florida State University School of Computer and Science, Tallahassee. Also from January 2001 through December 2008, Dr. Aslam served as Post Doctoral Fellow at the University of Texas.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The text of the Code of Ethics has been posted on Carbon Science’s Internet website and can be viewed at  www.carbonscience.com.  A copy of the Code of Ethics has also been filed as an exhibit to our Annual Report for the year ending December 31, 2007, filed with the SEC on March 26, 2008, and incorporated herein by reference. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

ITEM 11.       EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek W. McLeish CEO and Acting	2008	$180,000	-	-	-	-	-	-	$180,000
CFO	2007	$175,000	-	-	-	-	-	-	$175,000

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2008.

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

Director Compensation

The following table sets forth with respect to our directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Derek McLeish	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Stone	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Daniel Elenbaas *	-0-	-0-	-0-	-0-	-0-	-0-	-0-

* Mr. Elenbaas resigned as a director of the Company on March 16, 2009.

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2009, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March __, 2009 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March __, 2009 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	Derek McLeish	49,750,000	33.6%
Common Stock	Richard Travis Beifuss	10,015,000	6.8%
Common Stock	Michael Stone	1,000,000.7%
Common Stock	Byron Elton	0	--
Common Stock	Naveed Aslam	1,000,000.7%
Common Stock	All Executive Officers and Directors as a Group (4 persons )	51,750,000	35.0%

*Less than one percent.

(i) Based upon 148,342,000 shares issued and outstanding as of March 30, 2009.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There were no material related party transactions which we entered into during the year ended December 31, 2008.

Director Independence

Mr. Stone is independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2008 and 2007 for the audits of our annual financial statements for the fiscal year totaled approximately $28,909 and $27,803, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2008 and 2007 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended December 31, 2008 and December 31, 2007, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $0 and $0 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2008 and December 31, 2007, respectively.

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

ITEM 15.       EXHIBITS.

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

3.3	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.1	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.2	Form of Subscription Agreement dated as of October 2, 2006(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.3	Form of Subscription Agreement dated as of March 1, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.4	Form of Subscription Agreement dated as of April 16, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008)

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
.
Carbon Sciences, Inc.

Date: April 14, 2009	By:	/s/ Derek McLeish
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Derek McLeish	CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER),	APRIL14, 2009
Derek McLeish	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Byron Elton	PPRESIDENT, CHIEF OPERATINGOFFICER AND DIRECTOR	APRIL 14, 2009
Byron Elton

/s/ Michael Stone	DIRECTOR	APRIL 14, 2009
Michael Stone

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Carbon Sciences, Inc
(A Development Stage Company)
Santa Barbara, California

We have audited the balance sheets of Carbon Sciences, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on August 25, 2006 through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. (A Development Stage Company) as of December 31, 2008, and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and from inception on August 25, 2006 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate significant revenue, and has negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of Carbon Sciences, Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying  Form 10-K and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 13, 2009

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,2008	December 31,2007

ASSETS

CURRENT ASSETS
Cash	$45,292	$9,539
Certificate of deposits	-	821,505
Prepaid expenses	2,720	122,488
Other receivable	2,400	-

TOTAL CURRENT ASSETS	50,412	953,532

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	20,599
Computer equipment	17,559	17,559
Mobile vehicle	40,252	40,252
	129,309	78,410

Less accumulated depreciation	(28,302)	(9,637)

Net property and equipment	101,007	68,773

TOTAL OTHER ASSETS
Patents	8,773	-

TOTAL ASSETS	$160,192	$1,022,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$34,806	$2,676
Accrued expenses	43,552	8,074
Note payable, Investor	50,000	-

TOTAL CURRENT LIABILITIES	128,358	10,750

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value;
500,000,000 authorized common shares
148,342,000 shares issued and outstanding	148,342	148,342
Additional paid in capital	2,155,533	2,155,533
Stock subscription payable	62,000	-
Accumulated deficit during the development stage	(2,334,041)	(1,292,320)

TOTAL SHAREHOLDERS' EQUITY	31,834	1,011,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$160,192	$1,022,305

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			August 25,2006
	Year Ended		through
	December 31, 2008	December 31, 2007	December 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling & marketing expenses	542,510	638,339	1,529,082
General & administrative expenses	195,636	181,317	440,958
Research & development	302,926	70,683	373,609
Depreciation	18,665	8,234	28,302

TOTAL OPERATING EXPENSES	1,059,737	898,573	2,371,951

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,059,737)	(898,573)	(2,371,951)

OTHER INCOME/(EXPENSE)
Interest income	18,016	21,505	39,521
Interest expense	-	(1,611)	(1,611)

TOTAL OTHER INCOME	18,016	19,894	37,910

NET LOSS	$(1,041,721)	$(878,679)	$(2,334,041)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	148,342,000	139,133,340

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Stock	during the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception August 25, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock for cash to founders in September 2006
(99,500,000 shares issued at $0.00025 for cash)	99,500,000	99,500	(74,625)	-	-	24,875

Issuance of common stock for cash in September 2006
(7,000,000 shares issued at $0.015 for cash)	7,000,000	7,000	98,000	-	-	105,000

Issuance of common stock for cash in October 2006
(21,000,000 shares issued at $0.015 for cash)	21,000,000	21,000	294,000	-	-	315,000

Issuance of common stock for cash in November 2006
(390,000 shares issued at $0.10 for cash)	390,000	390	38,610	-	-	39,000

Issuance of common stock for cash in December 2006
(555,000 shares issued at $0.10 for cash)	555,000	555	54,945	-	-	55,500

Net Loss from Inception through December 31, 2006					(413,641)	(413,641)
Balance at December 31, 2006	128,445,000	128,445	410,930	-	(413,641)	125,734

Issuance of common stock for cash in January 2007
(255,000 shares issued at $0.10 for cash)	255,000	255	25,245	-	-	25,500

Issuance of common stock for cash in March 2007
(2,900,000 shares issued at $0.10 for cash)	2,900,000	2,900	287,100	-	-	290,000

Issuance of common stock for cash in May 2007
(1,770,000 shares issued at $0.10 for cash)	1,770,000	1,770	175,230	-	-	177,000

Issuance of common stock for cash in May 2007
(1,450,000 shares issued at $0.10 for cash)	1,450,000	1,450	143,550	-	-	145,000

Issuance of common stock for cash in July 2007
(11,250,000 shares issued at $0.10 for cash)	11,250,000	11,250	1,113,750	-	-	1,125,000

Issuance of common stock for services in July 2007
(1,472,000 shares issued at $0.10 per share)	1,472,000	1,472	145,728	-	-	147,200

Issuance of common stock for services in September 2007
(500,000 shares issued at $0.15 per share)	500,000	500	74,500	-	-	75,000

Stock issuance cost			(265,200)	-		(265,200)

Issuance of common stock for cash in December 2007
(300,000 shares issued at $0.15 per share)	300,000	300	44,700	-	-	45,000

Net Loss for the year ended December 31, 2007	-	-	-	-	(878,679)	(878,679)
Balance at December 31, 2007	148,342,000	148,342	2,155,533	-	(1,292,320)	1,011,555

Stock subscription payable	-	-	-	62,000	-	62,000

Net Loss for the year ended December 31, 2008	-	-	-	-	(1,041,721)	(1,041,721)

Balance at December 31, 2008	148,342,000	$148,342	$2,155,533	$62,000	$(2,334,041)	$31,834

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception on
			August 25,2006
	Year Ended		through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,041,721)	$(878,679)	$(2,334,041)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	18,665	8,234	28,302
Stock issuance for services	-	75,000	75,000
(Increase) Decrease in:
Prepaid expenses	119,768	(72,488)	(2,720)
Other receivable	(2,400)	-	(2,400)
Increase (Decrease) in:
Accounts payable	32,130	2,676	34,806
Accrued expenses	35,478	(7,490)	43,552

NET CASH USED IN OPERATING ACTIVITIES	(838,080)	(872,747)	(2,157,501)

CASH FLOWS (USED)/PROVIDED IN INVESTING ACTIVITIES:
Investment in certificates of deposit	821,505	(821,505)	-
Patent expenditures	(8,773)	-	(8,773)
Purchase of equipment	(50,899)	(60,851)	(129,309)

NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES	761,833	(882,356)	(138,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	-	-	73,000
Loan from investor	50,000	-	210,000
Repayment of advances and loans	-	-	(233,000)
Proceeds from issuance of common stock, net	62,000	1,689,500	2,290,875

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,000	1,689,500	2,340,875

NET INCREASE/(DECREASE) IN CASH	35,753	(65,603)	45,292

CASH, BEGINNING OF YEAR	9,539	75,142	-

CASH, END OF YEAR	$45,292	$9,539	$45,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$1,611	$1,611
Taxes paid	$800	$800	$800

SUPPLEMENTAL SCHEDULE FOR NON-CASH TRANSACTIONS
During the year ended December 31, 2007, the Company issued
1,472,000 shares of common stock for services at a price of $0.10 and 500,000 shares of common stock for services at a price of $0.15.

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

1.     ORGANIZATION AND LINE OF BUSINESS

Organizational History
The Company was incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc.  On April 2, 2007 the Company changed its name to Carbon Sciences, Inc.

Overview of Business
The Company was initially in the business of offering a real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name. The Company is now pursuing a new line of business.  The company is developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through December 31, 2008. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007
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

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line  method over its estimated useful lives:

Computer equipment	3 Years
Machinery & Equipment	7 Years
Mobile vehicle	5 Years

Depreciation expense as of December 31, 2008 and 2007 was $18,665 and $8,234 respectively.

Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2008, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended December 31, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Income Taxes
The Company uses the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

CARBON SCIENCES, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $302,926 and $70,683 for the years ended December 31, 2008 and 2007, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $36,993 and $40,836 for the years ended December 31, 2008 and 2007, respectively.

Reclassification
Certain expenses for the year ended December 31, 2007 were reclassified to conform with the expenses for the year ended December 31, 2008.

Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the period ending December 31, 2008, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R is expected to have a material impact on our results of operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The  adoption of SFAS 157  had no impact on our financial statements.

3.	CAPITAL STOCK

As of December 31, 2008, the Company has a stock subscription payable of $62,000, of which 620,000 shares of common stock will be issued. During the year ended December 31, 2007, the Company issued through private placements 17,625,000 shares of common stock  at a price of $0.10 per share for $1,762,500 cash; and 300,000 shares of common stock at a price of $0.15 per share for $45,000; the private placements, were made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. Also, the Company issued 1,472,000 shares of common stock at a  price of $0.10 per share and 500,000 shares of common stock at a price of $0.15 per share for services.

4.	RENTAL LEASE

The Company entered into a one year rental agreement for its’ facility expiring on July 15, 2009. The base rent is $4,200 per month. The rent paid for the years ended December 31, 2008 and 2007 were $22,168 and $29,964.

CARBON SCIENCES, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

Balance at January 1, 2008	$-
Addition based on tax positions related to the current year	-
Balance at December 31, 2008	$-

Included in the balance at December 31, 2008, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2008, the Company did not recognize interest and penalties.

6.	DEFERRED TAX BENEFIT

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $2,334,100, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pretax income from continuing operations for the period ended December 31, 2008 and 2007, with federal income tax expense presented in the financial statements is as  follows:

	2008	2007
Income tax benefit computed at U.S. Federal
satatutory rate of 34%	$(351,193)	$(298,751)
State Income taxes, net of benefit of federal taxes	(61,975)	(52,721)
Depreciation	(11,995)	-
R&D	(8,848)	14,137
Accrued expenses	12,000	-
Non deductable stock compensation	-	30,000
Other	(226)	21

Valuation Allowance	422,237	307,314

Income tax expense	$-	$-

CARBON SCIENCES, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

6.	DEFERRED TAX BENEFIT (Continued)

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

The items as of December 31, 2008 and 2007, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:

	2008	2007
Deferred tax assets:
NOL carryover	$929,592	$486,900
Contribution carryover	200	-
R&D credit	10,968	14,137
Accrued salary	12,000	-

Deferred tax liabilities:
Depreciation	(15,011)	(200)

Less Valuation Allowance	(937,749)	(500,837)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

7.	PROMISSORY NOTE

On December 15, 2008, an investor loaned the Company $50,000 for operating expenses. The note bears interest at a rate of 6% per annum, and is due and payable May 31, 2009.

8.	SUBSEQUENT EVENT

As of March 2009, the Company received $198,650 through a private placement to issue 2,825,000 shares of common stock.

As of March 2009, the Company issued promissory notes in the amount of $130,000. The promissory notes are from the CEO of the Company and an investor. The notes incur interest at the rate of 6% per annum, and are due and payable upon the earlier of (i) demand by the holder or (ii) May 31, 2009.