Form 10-Q
period 2009-03-31
Carbon Sciences, Inc.
filed 2009-05-13
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

The number of shares of registrant’s common stock outstanding, as of May 7, 2009 was 154,021,000.

CARBON SCIENCES, INC.
INDEX

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$49,701	$45,292
Other receviable	-	2,400
Prepaid expenses	28,272	2,720

Total Current Assets	77,973	50,412

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	71,498
Computer equipment	17,559	17,559
Mobile Vehicle	40,252	40,252
	129,309	129,309
Less accumulated depreciation	(33,980)	(28,302)

Net Property and Equipment	95,329	101,007

OTHER ASSETS
Patents	8,773	8,773

TOTAL ASSETS	$182,075	$160,192

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$40,010	$34,806
Accrued expenses	35,407	43,552
Note payable, investor	140,000	50,000
Note payable, officer	18,000	-

TOTAL CURRENT LIABILITIES	233,417	128,358

SHAREHOLDERS' EQUITY/(DEFICIT)
Common Stock, $0.001 par value;
500,000,000 authorized common shares
148,342,000 shares issued and outstanding	148,342	148,342
Additional Paid in Capital	2,155,533	2,155,533
Stock subscription payable	275,650	62,000
Accumulated Deficit during the development stage	(2,630,867)	(2,334,041)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(51,342)	31,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$182,075	$160,192

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception on
	Three Months Ended March 31,		August 25,2006 through
	2009	2008	March 31, 2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	176,286	149,638	1,705,367
General and administrative expenses	60,929	38,767	501,888
Research and development	51,861	42,258	425,471
Depreciation expense	5,678	4,212	33,980

TOTAL OPERATING EXPENSES	294,754	234,875	2,666,706

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(294,754)	(234,875)	(2,666,706)

OTHER INCOME/(EXPENSE)
Interest income	-	8,560	39,521
Interest expense	(2,072)	-	(3,682)

TOTAL OTHER INCOME (EXPENSE)	(2,072)	8,560	35,839

NET LOSS	$(296,826)	$(226,315)	$(2,630,867)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	148,342,000	148,342,000

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional	Stock	during the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2008	148,342,000	148,342	2,155,533	62,000	(2,334,041)	31,834

Stock subscription payable (unaudited)	-	-	-	213,650	-	213,650

Net Loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	(296,826)	(296,826)

Balance at March 31, 2009 (unaudited)	148,342,000	$148,342	$2,155,533	$275,650	$(2,630,867)	$(51,342)

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	3/31/2009	3/31/2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(296,826)	$(226,315)	$(2,630,867)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	5,678	4,212	33,980
Stock issuance for services	-	-	75,000
(Increase) Decrease in:
Other receivable	2,400	(12,000)	-
Prepaid expenses	(25,552)	39,643	(28,272)
Increase (Decrease) in:
Accounts payable	5,204	(2,676)	40,010
Accrued expenses	(8,145)	(1,148)	35,407

NET CASH USED IN OPERATING ACTIVITIES	(317,241)	(198,284)	(2,474,742)

CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES:
Investment in certificates of deposit	-	191,441	-
Patent expenditures	-	-	(8,773)
Purchase of equipment	-	-	(129,309)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	-	191,441	(138,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	40,000	-	113,000
Loan from investor	90,000	-	300,000
Repayment of advances and loans	(22,000)	-	(255,000)
Proceeds from subscriptions payable	213,650	-	275,650
Proceeds from issuance of common stock	-	-	2,228,875

NET CASH PROVIDED BY FINANCING ACTIVITIES	321,650	-	2,662,525

NET INCREASE/(DECREASE) IN CASH	4,409	(6,843)	49,701

CASH, BEGINNING OF PERIOD	45,292	9,539	-

CASH, END OF PERIOD	$49,701	$2,696	$49,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,072	$-	$1,611
Taxes paid	$800	$-	$800

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2009

1.    Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception , and believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the three months ended March 31, 2009, the Company received $213,650 for subscriptions payable to purchase shares of common stock through a private placement at a price of $0.10 per share. During the three months ended March 31, 2009, the Company issued no shares of common stock.

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

Included in the balance at March 31, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	SUBSEQUENT EVENTS

During April 2009, the Company received $202,250 for stock subscriptions payable to purchase shares of common stock at a price of $0.10 per share.

On April 5, 2009, the Company and Dr. Naveed Aslam, the Company’s Chief Technology Officer entered into a stock option agreement, whereby Dr. Aslam purchased the option to acquire 5,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  Dr. Aslam was appointed as Chief Technology Officer on January 5, 2009.

On April 5, 2009, the Company and Mr. Byron Elton, the Company’s President entered into a stock option agreement, whereby Mr. Elton purchased the option to acquire 15,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. Mr. Elton was appointed President and Chief Operating Officer on January 5, 2009.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Selling and Marketing Expenses

Selling and Marketing ("S&M") expenses increased by $56,648 or 37.86% to $206,286 for the three months ended March 31, 2009, compared to the prior period. The increase in S&M expenses was due primarily to an increase in market exposure.

General and Administrative Expenses

General and administrative ("G&A") expenses increased by $22,162 or 57.17% to $60,929 for the three months ended March 31, 2009, compared to the prior period. The increase in G&A expenses was due primarily to an increase in rent expense.

Research and Development

Research and Development ("R&D") costs increased by $9,603 or 22.72% to $51,861 for the three months ended March 31, 2009, compared to the prior period. The increase in R&D was the result of an increase in employee salaries.

Net Loss

Net Loss for the three months ended March 31, 2009 was $296,826 compared to $226,315 for the prior period. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

        As of March 31, 2009, we had a ($155,444) working capital deficit as compared to working capital of $720,679 as of March 31, 2008. This decrease of $876,123 was due primarily to use of funds for operating expenses.

        During the three months ended March 31, 2009, the Company used $317,241 of cash for operating activities, as compared to $198,284 for the three months ended March 31, 2008. The increase in the use of cash for operating activities was a result of an increase in selling and marketing, and general and administrative expenses, and research & development.

        Cash provided by investing activities was $0 and $191,441 for the three months ended March 31, 2009 and 2008, respectively.

       Cash provided from financing activities during the three months ended March 31, 2009 was $321,650 as compared to $0 for the three months ended March 31, 2008. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

 Our financial statements as of March 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated May 7, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 14, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued an aggregate of 5,256,500 shares of common stock at a purchase price of $.10 per share for cash in the amount of $525,650, through a private placement offering which closed on April 8, 2009.

The offering was conducted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 and Section 4(2) of the Act.

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

3.3	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.1	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.2	Form of Subscription Agreement dated as of October 2, 2006(Incorporated by reference to the Company’s Registration Statement 10.2on Form SB-2 filed on July 27, 2007)

10.3	Form of Subscription Agreement dated as of March 1, 2007(Incorporated by reference to the Company’s Registration Statement 10.3on Form SB-2 filed on July 27, 2007)

10.4	Form of Subscription Agreement dated as of April 16, 2007(Incorporated by reference to the Company’s Registration Statement 10.4on Form SB-2 filed on July 27, 2007)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 14.1filed on March 26, 2008)

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 13, 2009.

CARBON SCIENCES, INC.

By:	/s/ Derek W. McLeish
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)