Form 10-Q
period 2009-06-30
Carbon Sciences, Inc.
filed 2009-08-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

The number of shares of registrant’s common stock outstanding, as of August 7, 2009 was 154,021,000.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$13,993	$45,292
Other receviable	-	2,400
Prepaid expenses	74,572	2,720

Total Current Assets	88,565	50,412

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	71,498
Computer equipment	17,559	17,559
Mobile vehicle	40,252	40,252
	129,309	129,309
Less accumulated depreciation	(39,659)	(28,302)

Net Property and Equipment	89,650	101,007

OTHER ASSETS
Patents	14,417	8,773

TOTAL ASSETS	$192,632	$160,192

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$67,246	$34,806
Accrued expenses	23,849	43,552
Note payable, investor	140,000	50,000

TOTAL CURRENT LIABILITIES	231,095	128,358

SHAREHOLDERS' EQUITY/(DEFICIT)
Common Stock, $0.001 par value;
500,000,000 authorized common shares
154,021,000 and 148,342,000 shares issued and outstanding, respectively	154,021	148,342
Additional paid in capital	2,675,504	2,155,533
Stock subscription payable	81,875	62,000
Accumulated deficit during the development stage	(2,949,863)	(2,334,041)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(38,463)	31,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$192,632	$160,192

The Accompanying Notes are An Integral Part Of These Financial Statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					From Inception on
	Three Months Ended		Six Months Ended		August 25,2006
	June 30,		June 30,		through
	2009	2008	2009	2008	June 30, 2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	199,716	158,446	376,001	308,082	1,905,083
General and administrative expenses	65,657	46,167	126,587	78,008	567,545
Research and development	45,671	48,192	97,533	90,451	471,142
Depreciation expense	5,679	4,212	11,357	8,424	39,659

TOTAL OPERATING EXPENSES	316,723	257,017	611,478	484,965	2,983,429

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(316,723)	(257,017)	(611,478)	(484,965)	(2,983,429)

OTHER INCOME/(EXPENSE)
Interest income	-	5,767	-	14,327	39,521
Interest expense	(2,272)	-	(4,344)	-	(5,955)

	(2,272)	5,767	(4,344)	14,327	33,566

NET LOSS	(318,995)	(251,250)	(615,822)	(470,638)	(2,949,863)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	152,001,800	148,342,000	150,161,790	148,342,000

The Accompanying Notes are An Integral Part Of These Financial Statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

	Common stock		Additional Paid-in	Stock Subscriptions	Deficit Accumulated during the Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2008	148,342,000	$148,342	$2,155,533	$62,000	$(2,334,041)	$31,834

Stock subscriptions payable (unaudited)	-	-	-	213,650	-	213,650

Issuance of common stock for services in April 2009
(172,500 shares issued at $0.10) (unaudited)	172,500	172	17,078	-	-	17,250

Issuance of common stock for services in April 2009
(250,000 shares issued at $0.10) (unaudited)	250,000	250	24,750	-	-	25,000

Issuance of common stock for cash in May 2009
(2.756,500 shares issued at $0.10 for cash) (unaudited)	2,756,500	2,757	272,893	(275,650)	-	-

Issuance of common stock for cash in May 2009
(1,500,000 shares issued at $0.10 for cash) (unaudited)	1,500,000	1,500	148,500	-	-	150,000

Issuance of common stock for services in May 2009
(1,000,000 shares issued at $0.10) (unaudited)	1,000,000	1,000	99,000	-	-	100,000

Stock issuance cost (unaudited)	-	-	(42,250)	-	-	(42,250)

Stock subscriptions payable (unaudited)	-	-	-	81,875	-	81,875

Net Loss for the six months ended June 30, 2009 (unaudited)	-	-	-	-	(615,822)	(615,822)

Balance at June 30, 2009 (unaudited)	154,021,000	$154,021	$2,675,504	$81,875	$(2,949,863)	$(38,463)

The Accompanying Notes are An Integral Part Of These Financial Statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Six Months Ended		through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(615,822)	$(470,638)	$(2,949,863)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	11,357	8,424	39,659
Stock issuance for services	142,250	-	217,250
(Increase) Decrease in:
Other receivable	2,400	(12,000)	-
Prepaid expenses	(71,852)	82,824	(74,572)
Increase (Decrease) in:
Accounts payable	32,440	(2,676)	67,246
Accrued expenses	(19,703)	(3,623)	23,849

NET CASH USED IN OPERATING ACTIVITIES	(518,930)	(397,689)	(2,676,431)

CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES:
Investment in certificates of deposit	-	485,674	-
Patent expenditures	(5,644)	(3,000)	(14,417)
Purchase of equipment	-	-	(129,309)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(5,644)	482,674	(143,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from/(to) officer	40,000	-	113,000
Loan from investor	90,000	-	300,000
Repayment of advances and loans	(40,000)	-	(273,000)
Proceeds from subscriptions payable	81,875	-	81,875
Proceeds from issuance of common stock,net	321,400	-	2,612,275

NET CASH PROVIDED BY FINANCING ACTIVITIES	493,275	-	2,834,150

NET INCREASE/(DECREASE) IN CASH	(31,299)	84,985	13,993

CASH, BEGINNING OF PERIOD	45,292	9,539	-

CASH, END OF PERIOD	$13,993	$94,524	$13,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,344	$-	$5,955
Taxes paid	$800	$-	$800

The Accompanying Notes are An Integral Part Of These Financial Statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2009

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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
JUNE 30, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the six months ended June 30, 2009, the Company issued 4,679,000 shares of common stock at a price of $0.10 per share; 1,422,500 shares of common stock were issued for services at a fair value of $142,250. The Company received $81,875 for subscriptions payable to purchase shares of common stock through a private placement at a price of $0.10 per share. During the six months ended June 30, 2008, the Company issued no shares of common stock.

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

Included in the balance at June 30, 2009 are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	SUBSEQUENT EVENTS

In accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009.

As of August 14, 2009, the Company received $67,250 for stock subscriptions payable to purchase shares of common stock at a price of $0.10 per share through a private placement.

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

Our CO2-to-Fuel technology directly transfos CO2 and H20 (water) into low level hydrocarbons.  These low level hydrocarbons can then be easily used to produce high level fuels, such as gasoline and jet fuel with readily available technology.  The key to our CO2-to-Fuel technology lies in a proprietary multi-step biocatalytic process. Instead of using expensive inorganic catalysts, such as zinc, gold or zeolite, with traditional high energy catalytic chemical processes, our process uses inexpensive, renewable biomolecules to catalyze certain chemical reactions required to transform CO2 into basic hydrocarbon building blocks. Of greatest significance, our process occurs at low temperature and low pressure, thereby requiring far less energy than other approaches.

The energy efficient biocatalytic processes we are exploiting in our technology actually occur in certain microorganisms where carbon atoms, extracted from CO2, and hydrogen atoms, extracted from H2O, are combined to create hydrocarbon molecules.  Our breakthrough technology allows these processes to operate on a very large industrial scale through advance nano-engineering of the biocatalysts and highly efficient process design.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE, 2008

Selling and Marketing Expenses

Selling and Marketing ("S&M") expenses increased by $41,270 or 26.056% to $199,716 for the three months ended June 30, 2009, compared to the prior period. S&M expenses increased by $67,919 or 22.05% to $376,001 for the six months ended June 30, 2009, compared to the prior period. The increase in S&M expenses was due primarily to an increase in market exposure.

General and Administrative Expenses

General and administrative ("G&A") expenses increased by $19,490 or 42.22% to $65,657 for the three months ended June 30, 2009, compared to the prior period. G&A expenses increased by $48,579 or 62.27% to $126,587 for the six months ended June 30, 2009, compared to the prior period. The increase in G&A expenses was due primarily to an increase in rent expense and professional fees.

Research and Development

Research and Development ("R&D") costs decreased by $2,521 or 5.23% to $45,671 for the three months ended June 30, 2009, compared to the prior period.  R&D costs increased by $7,082 or 7.83% to $97,533 for the six months ended June 30, 2009, compared to the prior period. The increase in R&D was the result of an increase in consulting fees, and salaries.

Net Loss

Net Loss for the three months ended June 30, 2009 was $318,995 compared to $251,250 for the prior period. Net Loss for the six months ended June 30, 2009 was $615,822 compared to $470,638 for the prior period. The increase in net loss was due to an increase in operating expenses. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of June 30, 2009, we had a (142,530) working deficit as compared to working capital of $477,568 as of June 30, 2008. This decrease of $620,098 was due primarily to use of funds for operating expenses.

        During the six months ended June 30, 2009, the Company used $518,930 of cash for operating activities, as compared to $397,689 for the six months ended June 30, 2008. The increase in the use of cash for operating activities was a result of an increase in selling and marketing, and general and administrative expenses.

        Cash used by investing activities was $(5,644) for the six months ended June 30, 2009 as compared to cash provided of $482,674 for the six months ended June 30, 2008. The decrease of cash provided by investing activities was due to a decrease in funds provided from certificates of deposits.

       Cash provided from financing activities during the six months ended June 30, 2009 was $493,275 as compared to $0 for the six months ended June 30, 2008. Our capital needs have primarily been met from the proceeds of equity financing, as we are currently in the development stage and had no revenues.

 Our financial statements as of June 30, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 13, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into fuels. We plan to license this technology to energy companies and large CO2 emitters.

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

None

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 14, 2009.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)