Form 10-Q
period 2009-09-30
Carbon Sciences, Inc.
filed 2009-11-16
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2009 was 169,850,125.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	(unaudited)
	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$244,688	$45,292
Other receviable	-	2,400
Prepaid expenses	49,125	2,720

TOTAL CURRENT ASSETS	293,813	50,412

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	71,498
Computer equipment	17,559	17,559
Mobile vehicle	40,252	40,252
	129,309	129,309
Less accumulated depreciation	(45,337)	(28,302)

NET PROPERTY AND EQUIPMENT	83,972	101,007

OTHER ASSETS
Patents	14,417	8,773

TOTAL ASSETS	$392,202	$160,192

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,798	$34,806
Accrued expenses	89,858	43,552
Accrued interest, notes payable	6,434	-
Note payable, investor	-	50,000

TOTAL CURRENT LIABILITIES	101,090	128,358

SHAREHOLDERS' EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
168,358,875 and 148,342,000 shares issued and outstanding	168,359	148,342
Additional paid in capital	3,246,166	2,155,533
Stock subscription payable	149,125	62,000
Accumulated deficit during the development stage	(3,272,538)	(2,334,041)

TOTAL SHAREHOLDERS' EQUITY	291,112	31,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$392,202	$160,192

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					From Inception on
	Three Months Ended		Nine Months Ended		August 25,2006
	September 30,		September 30,		through
	2009	2008	2009	2008	September 30, 2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	254,395	133,612	630,396	441,694	2,159,478
General and administrative expenses	53,127	49,002	179,713	127,012	620,672
Research and development	6,439	104,493	103,972	194,943	477,581
Depreciation expense	5,678	4,212	17,035	12,635	45,337

TOTAL OPERATING EXPENSES	319,639	291,319	931,116	776,284	3,303,068

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(319,639)	(291,319)	(931,116)	(776,284)	(3,303,068)

OTHER INCOME/(EXPENSE)
Interest income	-	3,288	-	17,615	39,521
Interest expense	(3,037)	-	(7,381)	-	(8,991)

TOTAL OTHER INCOME/(EXPENSES)	(3,037)	3,288	(7,381)	17,615	30,530

NET LOSS	(322,676)	(288,031)	(938,497)	(758,669)	(3,272,538)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	154,488,539	148,342,000	151,922,564	148,342,000

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

			Additional	Stock	Deficit Accumulated during the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2008	148,342,000	$148,342	$2,155,533	$62,000	$(2,334,041)	$31,834

Stock subscriptions payable (unaudited)	-	-	-	213,650	-	213,650

Issuance of common stock for services in April 2009
(172,500 shares issued at fair value for $0.10 per share) (unaudited)	172,500	172	17,078	-	-	17,250

Issuance of common stock for services in April 2009
(250,000 shares issued at fair value at $0.10 per share) (unaudited)	250,000	250	24,750	-	-	25,000

Issuance of common stock for cash in May 2009
(2.756,500 shares issued at $0.10 per share) (unaudited)	2,756,500	2,757	272,893	(275,650)	-	-

Issuance of common stock for cash in May 2009
(1,500,000 shares issued at $0.10 per share) (unaudited)	1,500,000	1,500	148,500	-	-	150,000

Issuance of common stock for services in May 2009
(1,000,000 shares issued at fair value at $0.10 per share) (unaudited)	1,000,000	1,000	99,000	-	-	100,000

Issuance of common stock for services in September 2009
(337,875 shares issued at fair value at $0.10 per share) (unaudited)	337,875	338	33,450	-	-	33,788

Issuance of common stock for conversion of debt in September 2009
(2,789,474 shares issued at fair value at $0.095 per share) (unaudited)	2,789,474	2,789	262,211	-	-	265,000

Issuance of common stock for cash in September 2009
(11,210,526 shares issued $0.026 per share) (unaudited)	11,210,526	11,211	283,789	-	-	295,000

Stock subscriptions payable (unaudited)	-	-	-	149,125	-	149,125

Stock issuance cost (unaudited)	-	-	(51,038)	-	-	(51,038)

Net Loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	-	(938,497)	(938,497)

Balance at September 30, 2009 (unaudited)	168,358,875	$168,359	$3,246,166	$149,125	$(3,272,538)	$291,112

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Nine Months Ended		through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(938,497)	$(758,669)	$(3,272,538)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	17,035	12,635	45,337
Stock issuance for services	176,038	-	251,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Other receivable	2,400	(2,400)	-
Prepaid expenses	(46,405)	113,321	(49,125)
Increase (Decrease) in:
Accounts payable	(30,008)	34,319	4,798
Accrued expenses	52,740	(8,074)	96,292

NET CASH USED IN OPERATING ACTIVITIES	(766,697)	(608,868)	(2,924,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	682,386	-
Patent expenditures	(5,644)	(5,425)	(14,417)
Purchase of equipment	-	(50,899)	(129,309)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(5,644)	626,062	(143,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from/(to) officer	40,000	-	113,000
Loans from investors	290,000	-	500,000
Repayment of advances and loans	(115,000)	-	(348,000)
Proceeds from subscriptions payable	362,775	-	362,775
Proceeds from issuance of common stock, net	393,962	-	2,684,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	971,737	-	3,312,612

NET INCREASE IN CASH	199,396	17,194	244,688

CASH, BEGINNING OF PERIOD	45,292	9,539	-

CASH, END OF PERIOD	$244,688	$26,733	$244,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,555	$-	$2,555
Taxes paid	$800	$59	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the three months ended September 30, 2009, the Company issued 2,789,474 shares of common stock for converted debt in the amount of $265,000, at fair value of $0.095 per share.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2009

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
SEPTEMBER 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recent Accounting Pronouncements
In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This guidance clarifies how the fair value of a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

3.	CAPITAL STOCK

During the nine months ended September 30, 2009, the Company issued  4,256,500 shares of common stock for cash at a price of $0.10 per share; 11,210,526 shares of common stock for cash at a price of $0.026 per share; 1,760,375 shares of common stock were issued for services at a fair value of $176,038. The Company received $149,125 for subscriptions payable to purchase 1,491,250 shares of common stock through a private placement at a price of $0.10 per share; 2,789,474 shares of common stock were issued for conversion of debt at a fair value of $265,000.
.

4.	PROMISSORY NOTE

On December 15, 2008, an investor loaned the Company $50,000 for operating expenses. The note boar interest at a rate of 6% per annum, and was due and payable May 31, 2009. During the nine months ended September 30, 2009, the investor loaned an additional $215,000 to the Company for operating expenses. On September 28, 2009, the Company converted the note into 2,789,474 shares of common stock. Interest due on the note at the end of the period is $6,261.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2009

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

Included in the balance at September 30, 2009 are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009.

During October 2009, the Company issued 1,491,250 shares of common stock for $149,125.

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

Our CO2-to-Fuel technology directly transforms CO2 and H20 (water) into low level hydrocarbons.  These low level hydrocarbons can then be used to produce high level fuels, such as gasoline and jet fuel.  The key to our CO2-to-Fuel technology lies in a proprietary multi-step biocatalytic process. Instead of using expensive inorganic catalysts, such as zinc, gold or zeolite, with traditional high energy catalytic chemical processes, our process uses biological enzymes to catalyze certain chemical reactions required to transform CO2 into basic hydrocarbon fuel molecules. Of greatest significance, our process occurs at low temperature and low pressure, thereby requiring far less energy than other approaches.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Selling and Marketing Expenses

Selling and Marketing ("S&M") expenses increased by $120,783 or 90.40% to $254,395 for the three months ended September 30, 2009, compared to the prior period. S&M expenses increased by $188,702 or 42.72% to $630,396 for the nine months ended September 30, 2009, compared to the prior period. The increase in S&M expenses was due primarily to an increase in market exposure.

General and Administrative Expenses

General and administrative ("G&A") expenses increased by $4,125 or 8.42% to $53,127 for the three months ended September 30, 2009, compared to the prior period. G&A expenses increased by $52,701 or 41.49% to $179,713 for the nine months ended September 30, 2009, compared to the prior period. The increase in G&A expenses was due primarily to an increase in rent expense and salaries.

Research and Development

Research and Development ("R&D") costs decreased by $(98,054) or 93.84% to $6,439 for the three months ended September 30, 2009, compared to the prior period.  R&D costs decreased by $(90,971) or 46.67% to $103,972 for the nine months ended September 30, 2009, compared to the prior period. The decrease in R&D was the result of a decrease in supplies, and consulting fees.

Net Loss

Net Loss for the three months ended September 30, 2009 was $322,676 compared to $288,031 for the prior period. Net Loss for the nine months ended September 30, 2009 was $938,497 compared to $758,669 for the prior period. The increase in net loss was due to an increase in operating expenses. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

        As of September 30, 2009, we had a $192,723 working capital as compared to working capital of $140,424 as of September 30, 2008. This decrease of $52,299 was due primarily to use of funds for operating expenses.

        During the nine months ended September 30, 2009, the Company used $766,697 of cash for operating activities, as compared to $608,868 for the nine months ended September 30, 2008. The increase in the use of cash for operating activities was a result of an increase in selling and marketing, and general and administrative expenses.

        Cash used by investing activities was $(5,644) for the nine months ended September 30, 2009 as compared to cash provided of $626,062 for the nine months ended September 30, 2008. The decrease of cash provided by investing activities was due to a decrease in funds provided from certificates of deposits.

       Cash provided from financing activities during the nine months ended September 30, 2009 was $971,737 as compared to $0 for the nine months ended September 30, 2008. Our capital needs have primarily been met from the proceeds of equity financing, as we are currently in the development stage and had no revenues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2009, we entered into a Stock Purchase Agreement with an accredited investor for the sale of 11,210,526 shares of common stock at a price of $0.0263 per share for gross proceeds of $295,000.

On September 28, 2009, we entered into an Exchange of Notes for shares agreement, pursuant to which we agreed to issue 2,789,474 shares of common stock in exchange for the cancellation of promissory notes in the amount of $265,000.

Also, during the three months ended September 30, 2009, we sold 1,491,250 shares of common stock to accredited investors at a price of $0.10 per share for gross proceeds of $149,125.

We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 and Section 4(2) of the Act in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 16, 2009.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)