Form 10-K
period 2009-12-31
Carbon Sciences, Inc.
filed 2010-04-15
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

              Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [ ] No [ ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                                 Accelerated Filer []
Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                                                                                                                            Smaller reporting company[x]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2009 was $24,560,693
The number of shares of registrant’s common stock outstanding, as of April 14, 2010 was 177,350,125

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

INTRODUCTION

Carbon Sciences, Inc. (“Carbon Sciences”, the “Company”, “we”, “us”, or “our”) is currently developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.

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

Our CO2-to-Fuel technology directly transforms CO2 and H20 (water) into low-level hydrocarbons. These low level hydrocarbons can then be easily used to produce high-level fuels, such as gasoline and jet fuel with readily available technology.  The key to our CO2-to-Fuel technology lies in a proprietary multi-step biocatalytic process. Instead of using expensive inorganic catalysts, such as zinc, gold or zeolite, with traditional high energy catalytic chemical processes, our process uses inexpensive, renewable biomolecules to catalyze certain chemical reactions required to transform CO2 into basic hydrocarbon building blocks. Of greatest significance, our process occurs at low temperature and low pressure, thereby requiring far less energy than other approaches.

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

Industry Overview

With a growing global population, worldwide energy consumption will increase by 50% from 2005 to 2030.  This increase translates to a requirement of over 112 million barrels of crude oil per day, up from the current 90 million barrels per day. The biggest use of crude oil is in the production of liquid fuels for the transportation sector. (Source: Energy Information Administration - International Energy Outlook 2008)

Liquid fuels, such as gasoline, are expected to remain the world's most dominant fuel because of their importance in the transportation and industrial sector since there are few alternatives. The transportation sector alone accounts for 74% of the total projected increase from 2005 to 2030, with the industrial sector accounting for the remainder. This increase in demand is largely the result of the rapid modernization of developing countries, such as China and India, which account for more than 85% of the projected increase. Management believes this increasing demand is likely to sustain high world oil prices for a long period of time.  (Source: Energy Information Administration - International Energy Outlook 2008)

The continual use of fossil fuels creates two very important problems with profound implications on humanity. First, carbon dioxide (CO2) emissions from the use of fossil fuels is believed to be the cause of global warming and climate change.  In 2005, the Energy Information Administration projected that annual CO2 emissions will increase from 28 billion metric tons in 2005 to 34 billion metric tons in 2015 and over 42 billion metric tons in 2030. The largest and most concentrated source of CO2 emissions is the growing use of coal-powered electricity generation, especially in developing countries where coal is abundant and inexpensive. Second, fossil fuels are non-renewable resources because they take millions of years to form. Management believes that at some point in the future, there will not be enough supply and production capacity to meet the oil demands of the world. Based on historic growth trends, crude oil production is projected to peak in 2037 at a volume of 53 billion barrels per year.

We believe that transforming CO2, a major byproduct of fossil fuel usage and industrialization, back into a fuel, can enable a sustainable world of energy consumption and growth.
.

Research and Development

We have hired technical personnel and have retained a number of scientific advisors and technical consultants to help us develop and commercialize our CO2-to-Fuel technology and system.  We have purchased and developed research apparatus that enables us to refine our methodology and demonstrate our technology.  We have developed a laboratory prototype that demonstrates our invention.  Using computer aided process engineering (CAPE) tools, we plan to develop a detailed computer simulation model that will allow us to (a) demonstrate the commercial viability of our CO2-to-Fuel system and (b) to design and build a pilot plant.

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

Intellectual Property

On February 17, 2009, we filed an initial patent application with the U.S. Patent and Trademark Office to protect the intellectual property rights for our CO2-to-Fuel technology. The patent application, "A Biocatalytic Process and System to Transform Carbon Dioxide into Methanol," details a complete Process Flow Diagram ("PFD") for a system that takes CO2 directly from a large emitter, such as a coal-fired power plant, and transforms it into methanol, a low level fuel, using our proprietary biocatalytic process. The resulting methanol is usable directly as a fuel, or it can be used as a building block to create higher-level fuels such as gasoline, butanol and jet fuel. We also anticipate filing a number of additional patent applications related to our CO2-to-Fuel technology.

On October 7, 2009, we filed an patent application titled “Smart Nano-Particle technology for converting CO2 to fuel through a biocatalyst-mediated multi-step reaction.” This invention describes a nano-structured smart particle system which is designed to enhance the biocatalysis of a multi-step CO2 conversion to methanol. The nano-structured particles, i.e., vesicles, are spontaneously formed through molecular self assembly of block copolymers forming a “supramolecule” structure with nanoscopic dimensions. The supramolecule vesicle provides a two-shell structure which contains the enzymes and cofactor for multi-step conversion of CO2 to fuel and in-situ cofactor regeneration. Thus, within the domains of these nanoscopic particles, this invention can accomplish the reduction of CO2 to fuel and cofactor regeneration. This type of nano-structure assembly can thus provide an appropriate scale-up strategy for converting CO2 to methanol through a low energy reaction.

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

The closest competitors we can identify are biofuel technology providers where plants such as corn, sugarcane, switchgrass and algae are grown for their oil contents and biomass as feedstocks for fuel production. These technology providers and the biofuel industry in general are very much in their infancy.  We are not aware of any commercially viable and globally scalable renewable fuel technology.  First generation biofuel such as corn and sugarcane ethanol have proven to be unscalable because they use up valuable farm land and drive up the price of food worldwide.

Unlike plant based biofuels where CO2 is sequestered into complex energy molecules, which are then broken down into fuel equivalent hydrocarbons, our CO2-to-Fuel technology transforms CO2 directly into fuel equivalent hydrocarbons.

Technology Development Partners

We may enter into technology development partnerships with other companies.

EMPLOYEES

As of April 14, 2010 we had 3 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including Mr. Byron Elton and Dr. Naveed Aslam, who have been critical to the development of our technology and business. The loss of the services of Mr. Elton and/or Dr. Aslam could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Elton or Dr. Aslam. Accordingly, there can be no assurance that they will remain associated with us. Their efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Elton, Dr. Aslam, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

OUR PATENT APPLICATIONS FOR OUR TECHNOLOGY ARE PENDING AND THERE IS NO ASSURANCE THAT THESE APPLICATIONS WILL BE GRANTED. FAILURE TO OBTAIN THE PATENTS FOR OUR APPLICATIONS COULD PREVENT US FROM SECURING ROYALTY PAYMENTS IN THE FUTURE, IF APPROPRIATE.

We have filed a patent to protect the intellectual property rights for “Fine Particle Carbon Dioxide Transformation and Sequestration” and “Smart Nano-Particle Technology for Converting CO2 to Fuel through a Biocatalyst-Mediated Multi-Step Reaction.” To date our patent application has not been granted. We cannot be certain that this patent will be granted nor can we be certain that other companies have not filed for patent protection for this technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

While we are not aware of any direct competitors offering commercial viable products to convert CO2-to Fuel. Our potential customers may choose to buy or build their own systems instead of purchasing our technology. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated April 15, 2010, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

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

Securities traded on the OTC Bulletin Board must be registered with the Securities and Exchange Commission  and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, in order to maintain price quotation privileges on the OTC Bulletin Board. If  our common stock  becomes quoted on the OTC Bulletin Board, but we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

ITEM 2.      PROPERTIES.

Our principal office is located at 5511C Ekwill Street, Santa Barbara, California 93111. We lease approximately 2,800 square feet, with an annual cost of $45,000. The term of the lease is for one year and expires September 30, 2010.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.      RESERVED

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

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low
March 31	$0.34	$0.14	$0.39	$0.24
June 30	0.32	0.20	0.35	0.15
September 30	0.23	0.059	0.35	0.08
December 31	0.195	0.09	0.30	0.15

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

As of April 14, 2010, our common stock was held by 131 stockholders of record and we had 177,350,125 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street Canton, MA 02021.

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

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2009.

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

Corporate Overview

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 5511, Santa Barbara, California 93111, and our telephone number is (805) 456-7000. Our fiscal year end is December 31.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2009, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

SELLING & MARKETING EXPENSES

         Selling & marketing ("S&M") expenses increased by $201,192 to $743,702 for the year ended December 31, 2009, compared to the prior year. This increase in S&M expenses was primarily due to an increase in salaries.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $73,669 to $269,305 for the year ended December 31, 2009, compared to the prior year. This increase in G&A expenses was primarily due to an increase of $37,680 in administrative salaries,  and $21,014 in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $(165,543) to $137,383 for the year ended December 31, 2009 compared to the prior year. This decrease in R&D costs was the result of a decrease in outside consulting fees.

NET LOSS

         Net Loss increased by $(138,837) to $(1,180,558) for the year ended December 31, 2009, compared to the prior year.  This increase in Net Loss was the result of an increase in S&M expenses and  G&A expenses. Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2009, we had a $256,343 working capital as compared to a working deficit of  $(77,946) as of December 31, 2008. This increase of $334,289 was due primarily to equity financing.

        During the year ended December 31, 2009, the Company used $(1,040,823) of cash for operating activities, as compared to cash used of $(838,080) for the prior year. The increase of $202,743 in the use of cash for operating activities was primarily due to an increase in S&M expenses and G&A expenses.

        Cash used in investing activities was $(5,644) for the year ended December 31, 2009 as compared to cash provided of $761,833 for the  prior year. The increase in cash used in investing activities for the current year was due to the purchase  of equipment compared to net cash provided by investing activities in the prior year was primarily due to a reduction of certificates of deposit.

       Cash provided from financing activities during the year ended December 31, 2009 was $1,271,737 as compared to $112,000 for the prior year. Our capital needs have primarily been met from the proceeds of private  placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 15, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.  We plan to develop our technology and thereafter focus our efforts on licensing this technology to solutions providers in the energy and industrial factories sectors.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our CO2-to-Fuel technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2010, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2010, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

           This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

 None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Byron Elton	55	Chairman, Chief Executive Officer, President and Acting Chief Financial Officer
Naveed Aslam	40	Chief Technology Officer
Roland R. Bryan	75	Director
Daniel Nethercott	49	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Byron Elton— Chief Executive Officer, President, Acting Chief Financial Officer and Chairman of the Board. Mr. Elton has been President and Chief Operating Officer of the Company since January 5, 2009 and a director of the Company since March 16, 2009. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.  Mr. Elton’s extensive senior level management experience specifically in new business development and partnership strategies made him qualified to serve on the Board of Directors.

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
Roland F. Bryan – Director.  Roland F. Bryan has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of MachineTalker, Inc. (MTI) since its inception in January 2002 and the Secretary of MTI since May 2006.  For the six years prior to founding MTI, Mr. Bryan was self-employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development.  Mr. Bryan’s professional background is in the areas computer science research and process control through computer automation.  During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access.  In 1974, he founded Associated Computer   Consultants, Inc.  ("ACC"), a company that implemented interconnections to the first packet network for many United States government agencies.  In 1983 the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications. ACC made the Inc. 500 List of Fastest Growing Companies in 1984.  In 1991 the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products. Ericsson acquired ACC in 1998 for $265 million.  In September 1994, WIRED MAGAZINE honored Mr. Bryan and 18 others, as the "Creators of the Internet."  Mr. Bryan’s long and successful career in building and growing technology companies made him qualified to serve on the Board of Directors

Daniel Nethercott – Director.  Mr. Nethercott has been a real estate professional for more than two decades.  He is currently the President of Redfern Development and acts as the principal liaison to investors, partnerships and directing boards, both public and private.  Before forming Redfern Development in 2004 he spent the majority of his career in executive management positions, including over 10 years as a Senior Vice President and Partner for the Grupe Company from 1995 to 2004, one of the largest commercial and residential developers in Northern California.  His extensive entrepreneurial experience also includes being a founding partner of NEKO Industries and an investor and founding board member of InMotx Robotics, a world leader in automated handling of natural products.  Mr. Nethercott received his BA in Finance from Brigham Young University prior to attending graduate school at the Arizona State University School of Business.  Mr. Nethercott’s experience as board member and board consultant to technology companies combined with his executive management experience in strategic and financial planning made him qualified to serve on the Board of Directors.

 Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

 INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:
•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2009 and 2008 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2009 whose total compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Byron Elton, CEO and Acting*	2009		$250,000	60,000	-	-	-	-	-		$310,000
CFO	2008		$0	0	0	0	0	0	0		$0
Naveed Aslam, CTO**	2009 2008	$ $	120,000 0	0	0	0	0	0	0	$ $	120,000 0
Derek W. McLeish CEO and Acting	2009		$71,221	22,500	-	-	-	-	-		$93,721
CFO***	2008		$180,000	-	-	-	-	-	-		$180,000

 * Mr. Elton was appointed President and Chief Operating Officer on January 5, 2009 and as CEO and Chairman on May 15, 2009.
**Dr. Aslam was appointed CTO on January 7, 2009.
*** Mr. McLeish resigned as an officer of the Company effective May 15, 2009.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Byron Elton CEO and Acting CFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

  Director Compensation

The following table sets forth with respect to our directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Byron Elton	-0-	-0-					-0-
Roland F. Bryan	-0-	25,000					25,000
Daniel Nethercott	-0-	25,000					25,000
Derek McLeish*	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Stone**	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Daniel Elenbaas ***	-0-	-0-	-0-	-0-	-0-	-0-	-0-

* Mr. McLeish resigned as a director of the Company on May 15, 2009
** Mr. Stone resigned as a director of the Company on May 1, 2009
*** Mr. Elenbaas resigned as a director of the Company on March 16, 2009.

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2010, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 14, 2010 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 14, 2010 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	Byron Elton(2)	9,583,333	5.4%
Common Stock	Naveed Aslam (3)	3,361,111	1.9%
Common Stock	Roland R. Bryan	250,000	*
Common Stock	Daniel Nethercott	450,000	*
Common Stock	Derek McLeish (4)	46,750,000	26.36%
Common Stock	Richard Travis Beifuss	10,015,000	5.65%
Common Stock	John C Beifuss	12,000,000	6.77%
Common Stock	All Executive Officers and Directors as a Group (4 persons )	13,644,444	7.7%

*Less than one percent.

(1) Based upon 177,350,125 shares issued and outstanding as of April 14, 2010.
(2) Pursuant to the Stock Option Agreement with Derek McLeish, a former officer of the Company, Mr. Elton has the right to acquire 15,000,000 shares of common stock held by Mr. McLeish at a price of $.10, of  which 7,083,333 are fully vested and exercisable in the next 60 days.
(3) Pursuant to the Stock Option Agreement with Derek McLeish, a former officer of the Company, Dr. Aslam has the right to acquire 5,000,000 shares of common stock held by Mr. McLeish at a price of $.10, of which 2,361,111 are fully vested and exercisable in the next 60 days.
(4) Mr. McLeish has granted an option to Mr. Elton to purchase 15,000,000 shares to at a price of $.10 and an option to Dr. Aslam to purchase 5,000,000 shares to at a price of $.10 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There were no material related party transactions which we entered into since the beginning of the fiscal year to be reported in accordance with Item 404 of Regulation S-K.

Director Independence

Roland Bryan and Daniel Nethercott are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2009 and 2008 for the audits of our annual financial statements for the fiscal year totaled approximately $36,300 and $30,712, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2009 and 2008 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended December 31, 2009 and December 31, 2008, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $1,400 and $1,302 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2009 and December 31, 2008, respectively.

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
.

Carbon Sciences, Inc.

Date: April 15, 2010	By:	/s/ Byron Elton
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Byron Elton	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),	APRIL 15, 2010
Byron Elton	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Roland R. Bryan	DIRECTOR	APRIL 15, 2010
Roland R. Bryan
AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARDP

/s/ Daniel Nethercott	DIRECTOR	APRIL 15, 2010
Daniel Nethercott

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Carbon Sciences, Inc
(A Development Stage Company)
Santa Barbara, California

We have audited the balance sheets of Carbon Sciences, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and from inception on August 25, 2006 through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. (A Development Stage Company) as of December 31, 2009, and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and from inception on August 25, 2006 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management’s assessment of the effectiveness of Carbon Sciences, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying  Form 10-K and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 15, 2010

CARBON SCIENCES, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$270,562	$45,292
Other receviable	-	2,400
Prepaid expenses	24,023	2,720

TOTAL CURRENT ASSETS	294,585	50,412

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	71,498
Computer equipment	17,559	17,559
Mobile vehicle	40,252	40,252
	129,309	129,309
Less accumulated depreciation	(51,018)	(28,302)

NET PROPERTY AND EQUIPMENT	78,291	101,007

OTHER ASSETS
Patents	14,417	8,773

TOTAL ASSETS	$387,293	$160,192

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,046	$34,806
Accrued expenses	27,762	43,552
Accrued interest, notes payable	6,434	-
Note payable, investor	-	50,000

TOTAL CURRENT LIABILITIES	38,242	128,358

SHAREHOLDERS' EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
177,350,125 and 148,342,000 shares issued and outstanding	177,350	148,342
Additional paid in capital	3,686,300	2,155,533
Common stock subscription payable	-	62,000
Accumulated deficit during the development stage	(3,514,599)	(2,334,041)

TOTAL SHAREHOLDERS' EQUITY	349,051	31,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$387,293	$160,192

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			August 25,2006
	Year Ended	Year Ended	through
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	743,702	542,510	2,272,784
General and administrative expenses	269,305	195,636	710,263
Research and development	137,383	302,926	510,992
Depreciation expense	22,716	18,665	51,018

TOTAL OPERATING EXPENSES	1,173,106	1,059,737	3,545,057

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,173,106)	(1,059,737)	(3,545,057)

OTHER INCOME/(EXPENSE)
Interest income	-	18,016	39,521
Penalties	(50)	-	(50)
Interest expense	(7,402)	-	(9,013)

TOTAL OTHER INCOME/(EXPENSES)	(7,452)	18,016	30,458

NET LOSS	$(1,180,558)	$(1,041,721)	$(3,514,599)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	156,509,428	148,342,000

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Stock	during the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception August 25, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock for cash to founders in September 2006
(99,500,000 shares issued at $0.00025 for cash)	99,500,000	99,500	(74,625)	-	-	24,875

Issuance of common stock for cash in September 2006
(7,000,000 shares issued at $0.015 for cash)	7,000,000	7,000	98,000	-	-	105,000

Issuance of common stock for cash in October 2006
(21,000,000 shares issued at $0.015 for cash)	21,000,000	21,000	294,000	-	-	315,000

Issuance of common stock for cash in November 2006
(390,000 shares issued at $0.10 for cash)	390,000	390	38,610	-	-	39,000

Issuance of common stock for cash in December 2006
(555,000 shares issued at $0.10 for cash)	555,000	555	54,945	-	-	55,500

Net Loss from Inception through December 31, 2006					(413,641)	(413,641)
Balance at December 31, 2006	128,445,000	128,445	410,930	-	(413,641)	125,734

Issuance of common stock for cash in January 2007
(255,000 shares issued at $0.10 for cash)	255,000	255	25,245	-	-	25,500

Issuance of common stock for cash in March 2007
(2,900,000 shares issued at $0.10 for cash)	2,900,000	2,900	287,100	-	-	290,000

Issuance of common stock for cash in May 2007
(1,770,000 shares issued at $0.10 for cash)	1,770,000	1,770	175,230	-	-	177,000

Issuance of common stock for cash in May 2007
(1,450,000 shares issued at $0.10 for cash)	1,450,000	1,450	143,550	-	-	145,000

Issuance of common stock for cash in July 2007
(11,250,000 shares issued at $0.10 for cash)	11,250,000	11,250	1,113,750	-	-	1,125,000

Issuance of common stock for services in July 2007
(1,472,000 shares issued at $0.10 per share)	1,472,000	1,472	145,728	-	-	147,200

Issuance of common stock for services in September 2007
(500,000 shares issued at $0.15 per share)	500,000	500	74,500	-	-	75,000

Stock issuance cost	-	-	(265,200)	-	-	(265,200)

Issuance of common stock for cash in December 2007
(300,000 shares issued at $0.15 per share)	300,000	300	44,700	-	-	45,000

Net Loss for the year ended December 31, 2007	-	-	-	-	(878,679)	(878,679)
Balance at December 31, 2007	148,342,000	148,342	2,155,533	-	(1,292,320)	1,011,555

Stock subscriptions payable	-	-	-	62,000	-	62,000

Net Loss (unaudited)	-	-	-	-	(1,041,721)	(1,041,721)
Balance at December 31, 2008	148,342,000	148,342	2,155,533	62,000	(2,334,041)	31,834

Stock subscriptions payable	-	-	-	213,650	-	213,650

Issuance of common stock for services in April 2009
(172,500 shares issued at fair value for $0.10 per share)	172,500	172	17,078	-	-	17,250

Issuance of common stock for services in April 2009
(250,000 shares issued at fair value at $0.10 per share)	250,000	250	24,750	-	-	25,000

Issuance of common stock for cash in May 2009
(2.756,500 shares issued at $0.10 per share)	2,756,500	2,757	272,893	(275,650)	-	-

Issuance of common stock for cash in May 2009
(1,500,000 shares issued at $0.10 per share)	1,500,000	1,500	148,500	-	-	150,000

Issuance of common stock for services in May 2009
(1,000,000 shares issued at fair value at $0.10 per share)	1,000,000	1,000	99,000	-	-	100,000

Issuance of common stock for services in September 2009
(337,875 shares issued at fair value at $0.10 per share)	337,875	338	33,450	-	-	33,788

Issuance of common stock for conversion of debt in September 2009
(2,789,474 shares issued at fair value at $0.095 per share)	2,789,474	2,789	262,211	-	-	265,000

Issuance of common stock for cash in September 2009
(11,210,526 shares issued $0.0263146 per share)	11,210,526	11,211	283,789	-	-	295,000

Stock subscriptions payable	-	-	-	149,125	-	149,125

Stock issuance cost	-	-	(51,038)	-	-	(51,038)

Issuance of common stock for subscription payable
(1,491,250 shares issued $0.10 per share)	1,491,250	1,491	147,634	(149,125)	-	-

Issuance of common stock for cash in December 2009
(7,500,000 shares issued $0.04 per share)	7,500,000	7,500	292,500	-	-	300,000

Net Loss for the year ended December 31, 2009	-	-	-	-	(1,180,558)	(1,180,558)

Balance at December 31, 2009	177,350,125	$177,350	$3,686,300	$-	$(3,514,599)	$349,051

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception on
			August 25,2006
	Year Ended	Year Ended	through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,180,558)	$(1,041,721)	$(3,514,599)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	22,716	18,665	51,018
Stock issuance for services	176,038	-	251,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Other receivable	2,400	(2,400)	-
Prepaid expenses	(21,303)	119,768	(24,023)
Increase (Decrease) in:
Accounts payable	(30,760)	32,130	4,046
Accrued expenses	(9,356)	35,478	34,196

NET CASH USED IN OPERATING ACTIVITIES	(1,040,823)	(838,080)	(3,198,324)

CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES:
Investment in certificates of deposit	-	821,505	-
Patent expenditures	(5,644)	(8,773)	(14,417)
Purchase of equipment	-	(50,899)	(129,309)

NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES	(5,644)	761,833	(143,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from/(to) officer	40,000	50,000	113,000
Loans from investors	290,000	-	500,000
Repayment of advances and loans	(115,000)	-	(348,000)
Proceeds from subscriptions payable	362,775	-	362,775
Proceeds from issuance of common stock,net	693,962	62,000	2,984,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,271,737	112,000	3,612,612

NET INCREASE/DECREASE IN CASH	225,270	35,753	270,562

CASH, BEGINNING OF YEAR	45,292	9,539	-

CASH, END OF YEAR	$270,562	$45,292	$270,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$968	$-	$2,578
Taxes paid	$800	$800	$1,600

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the year ended December 31, 2009, the Company issued 2,789,474 shares of common stock for converted debt in the amount of $265,000, at fair value of $0.095 per share.

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

1.           ORGANIZATION AND LINE OF BUSINESS

Organizational History

The Company was incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc.  On April 2, 2007 the Company changed its name to Carbon Sciences, Inc.

      Overview of Business

The Company was initially in the business of offering a real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name. The Company is now pursuing a new line of business.  The company is developing a technology to convert earth destroying carbon dioxide (CO2) into a useful form that will not contribute to green house gases.  This technology is based on a patent filed by the company and developed under the brand name, GreenCarbon™ Technology.  By eliminating harmful CO2 from human created sources, such as power plants and industrial factories, the technology will provide a partial solution to the problem of global warming.  GreenCarbon™ Technology is initially targeted at electrical power plants.  CO2 makes up nearly 80% of all greenhouse gases.  More than a quarter of that CO2 comes from electrical power plants.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since it’s’ inception through December 31, 2009. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2009, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2009 and 2008

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

Depreciation expense as of December 31, 2009 and 2008 was $22,716 and $18,665 respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2009 and 2008, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

      Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2009 and 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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
DECEMBER 31, 2009 and 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $137,383 and $302,926 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $88,600 and $36,993 for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation
Share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of share based compensation has no material impact on our results of operations.

Recently Issued Accounting Pronouncements

        Management reviewed accounting pronouncements issued during the three months ended December 31, 2009, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the year ended December 31, 2009, the Company issued 5,747,750 shares of common stock for cash at a price of $0.10 per share; 11,210,526 shares of common stock were issued for cash at a price of $0.026 per share; 1,760,375 shares of common stock were issued for services at a fair value of $176,038; 7,500,000 shares of common stock were issued for $300,000 in cash at a price of $0.04 per share; 2,789,474 shares of common stock were issued for conversion of debt at a fair value of $265,000. During the year ended December 31, 2008, the Company had a stock subscription payable of $62,000, of which 620,000 shares of common stock were  issued.

4.	RENTAL LEASE

The Company extended its facility lease for one year and twenty days  expiring on September 30, 2010. The base rent is $2,800 per month. The rent paid for the years ended December 31, 2009 and 2008 were $43,481and $22,168.

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

5.	INCOME TAXES

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2009 and 2008, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

6.	DEFERRED TAX BENEFIT

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $2,763,400, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pretax income from continuing operations for the period ended December 31, 2009 and 2008, with federal income tax expense presented in the financial statements is as  follows:

	2009	2008

Book Income	$(472,224)	$(351,393)
State Income Taxes	-	(61,975)
Other	586	(226)
Depreciation	982	(11,995)
R&D	5,397	(8,848)
Accrued Compensated Absences	5,566	-
Related Party Payable	(825)	12,000
Pentalty	20	-

Valuation Allowance	460,498	422,437
	$-	$-

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

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

6.	DEFERRED TAX BENEFIT (Continued)

The items as of December 31, 2009 and 2008, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:

	2009	2008

Deferred tax assets:
NOL Carryforward	$1,383,746	$929,592
Contribution Carryforward	200	200
R & D Carryforward	41,363	10,968
Accrued Compensated Absences	5,566	-
Related Party Payable	825	12,000

Deferred tax liabilities:
Depreciation	(13,447)	(15,011)

Valuation allowance	(1,418,253)	(937,749)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

7.	PROMISSORY NOTE

On December 15, 2008, an investor loaned the Company $50,000 for operating expenses. The note bears interest at a rate of 6% per annum, and was due and payable May 31, 2009. During the year ended December 31, 2009, the investor loaned the Company an additional $215,000 for operating expenses. On September 28, 2009, the Company converted the note of $265,000 into 2,789,474 shares of common stock. Interest paid on the note during the year ended December 31, 2009 is $6,851.

8.	SUBSEQUENT EVENT

Management has evaluated subsequent events as of the date of the financial statements and has determined there are no subsequent events to be reported.