Form 10-Q
period 2010-03-31
Carbon Sciences, Inc.
filed 2010-05-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

WITH COPIES TO:

Gregory Sichenzia, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
New York, New York 10006
(212) 930-9700

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of registrant’s common stock outstanding, as of May 11, 2010 was 180,207,268.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,886	$270,562
Other receviable	-	-
Prepaid expenses	10,206	24,023

TOTAL CURRENT ASSETS	14,092	294,585

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	71,498
Computer equipment	22,514	17,559
Mobile vehicle	40,252	40,252
	134,264	129,309
Less accumulated depreciation	(55,920)	(51,018)

NET PROPERTY AND EQUIPMENT	78,344	78,291

OTHER ASSETS
Patents	28,556	14,417

TOTAL ASSETS	$120,992	$387,293

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,466	$4,046
Accrued expenses	13,374	27,762
Accrued interest, notes payable	6,436	6,434
Note payable, investor	-	-

TOTAL CURRENT LIABILITIES	28,276	38,242

SHAREHOLDERS' EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
177,350,125 shares issued and outstanding, respectively	177,350	177,350
Additional paid in capital	3,686,300	3,686,300
Accumulated deficit during the development stage	(3,770,934)	(3,514,599)

TOTAL SHAREHOLDERS' EQUITY	92,716	349,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,992	$387,293

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	150,115	176,286	2,422,899
General and administrative expenses	53,781	60,929	764,044
Research and development	47,400	51,861	558,392
Depreciation expense	4,902	5,678	55,920

TOTAL OPERATING EXPENSES	256,198	294,754	3,801,255

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(256,198)	(294,754)	(3,801,255)

OTHER INCOME/(EXPENSE)
Interest income	-	-	39,521
Penalties	-	-	(50)
Interest expense	(137)	(2,072)	(9,150)

TOTAL OTHER INCOME/(EXPENSES)	(137)	(2,072)	30,321

NET LOSS	$(256,335)	$(296,826)	$(3,770,934)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	177,350,125	148,342,000

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

					Deficit
					Accumulated
			Additional	Stock	during the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2009	177,350,125	$177,350	$3,686,300	$-	$(3,514,599)	$349,051

Net Loss for the three months ended March 31, 2010 (unaudited)	-	-	-	-	(256,335)	(256,335)

Balance at March 31, 2010 (Unaudited)	177,350,125	$177,350	$3,686,300	$-	$(3,770,934)	$92,716

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,335)	$(296,826)	$(3,770,934)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	4,902	5,678	55,920
Stock issuance for services	-	-	251,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Other receivable	-	2,400	-
Prepaid expenses	13,817	(25,552)	(10,206)
Increase (Decrease) in:
Accounts payable	4,420	5,204	8,466
Accrued expenses	(14,386)	(8,145)	19,810

NET CASH USED IN OPERATING ACTIVITIES	(247,582)	(317,241)	(3,445,906)

CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES:
Investment in certificates of deposit	-	-	-
Patent expenditures	(14,139)	-	(28,556)
Purchase of equipment	(4,955)	-	(134,264)

NET CASH USED IN INVESTING ACTIVITIES	(19,094)	-	(162,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from/(to) officer	-	40,000	113,000
Loans from investors	-	90,000	500,000
Repayment of advances and loans	-	(22,000)	(348,000)
Proceeds from subscriptions payable	-	213,650	362,775
Proceeds from issuance of common stock,net	-	-	2,984,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	321,650	3,612,612

NET INCREASE/DECREASE IN CASH	(266,676)	4,409	3,886

CASH, BEGINNING OF PERIOD	270,562	45,292	-

CASH, END OF PERIOD	$3,886	$49,701	$3,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$137	$2,072	$2,715
Taxes paid	$800	$800	$2,400

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2010

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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
MARCH 31, 2010

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended March 31, 2010, the Company issued no shares of common stock. During the three months ended March 31, 2009, the Company received $213,650 for subscriptions payable to purchase shares of common stock through a private placement at a price of $0.10 per share.

5.	SUBSEQUENT EVENTS

The following are items management has evaluated as subsequent events pursuant to the requirement of Topic 855.

On April 9, 2010, the Company signed a promissory note for funds received from an investor in the amount of $25,000 for operating expenses. The note bears interest at 5% per annum, and is due April 9, 2011.

On April 19, 2010, the Company issued 2,857,143 shares of common stock at a price of $0.035 for $100,000 cash.

On May 5, 2010, the Company sold an asset for $24,500, which was no longer needed for operations.

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

Our CO2-to-Fuel technology directly reacts CO2 emissions streams and sources of hydrogen atoms, such as water, biomethane and natural methane into high-level fuels, such as gasoline and jet fuel.  The key to our CO2-to-Fuel technology lies in a number of proprietary enzyme and chemical process innovations as well as novel catalyst designs.

We are currently in the development phase of our technology and have not generated any revenues.

Our corporate mission is to enable a sustainable world of fuel consumption and climate stability by transforming CO2 into fuel. When commercially developed, our CO2-to-Fuel technology can be used to transform CO2 emitted from fossil fuel power plants into gasoline, to power cars.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2010, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Selling and Marketing Expenses

Selling and Marketing ("S&M") expenses decreased by $(26,171) to $150,115 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The decrease in S&M expenses was due primarily to a decrease in salary expense.

.

General and Administrative Expenses

General and administrative ("G&A") expenses decreased by $(7,148) to $53,781 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The decrease in G&A expenses was due primarily to a decrease in rent expense and legal fees.

Research and Development

Research and Development ("R&D") costs decreased by $(4,461) to $47,400 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in R&D was the result of a decrease in consulting fees.

Net Loss

Net Loss for the three months ended March 31, 2010 was $256,335 compared to $296,826 for the three months ended March 31, 2009. The decrease in net loss was due to a decrease in overall operating expenses. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of March 31, 2010, we had a working deficit of $14,184 compared to a working deficit of $155,444 for the three months ended March 31, 2009. The decrease of $141,260 was due primarily to the use of funds to pay off a note payable to an investor, and operating expenses.

During the three months ended March 31, 2010, the Company used $(247,582) of cash for operating activities, as compared to $(317,241) for the three months ended March 31, 2009. The decrease of $(69,659) in the use of cash for operating activities was primarily due to a decrease in prepaid expenses.

Cash used by investing activities was $(19,094) for the three months ended March 31, 2010 as compared to cash used of $0 for the three months ended March 31, 2009. The increase of cash used by investing activities was due to the purchase of equipment and patent expenditures.

Cash provided from financing activities during the three months ended March 31, 2010 was $0 as compared to $321,650 for the three months ended March 31, 2009. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

 Our financial statements as of March 31, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 15, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.  We plan to develop our technology and thereafter focus our efforts on licensing this technology to solutions providers in the energy and industrial sectors.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2010, the Company issued 2,857,143 shares of common stock at a price of $0.035 for $100,000 cash. We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 and Section 4(2) of the Act in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

ITEM 4. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1
Certification of the Chief Executive Officer and Chief Financial Officer., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer., furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 14, 2010.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)