Form 10-Q
period 2010-06-30
Carbon Sciences, Inc.
filed 2010-08-04
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of registrant’s common stock outstanding, as of  August 3, 2010 was 186,207,268.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$61,808	$270,562
Prepaid expenses	21,073	24,023

TOTAL CURRENT ASSETS	82,881	294,585

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	71,498	71,498
Computer equipment and software	24,514	17,559
Mobile vehicle	-	40,252
	96,012	129,309
Less accumulated depreciation	(38,810)	(51,018)

NET PROPERTY AND EQUIPMENT	57,202	78,291

OTHER ASSETS

Patents	37,114	14,417

TOTAL ASSETS	$177,197	$387,293

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,462	$4,046
Accrued expenses	13,441	27,762
Accrued interest, notes payable	6,721	6,434
Note payable, investor	25,000	-

TOTAL CURRENT LIABILITIES	47,624	38,242

SHAREHOLDERS' EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
186,207,268 and 177,350,125 shares issued and outstanding	186,207	177,350
Additional paid in capital	5,163,443	3,686,300
Accumulated deficit during the development stage	(5,220,077)	(3,514,599)

TOTAL SHAREHOLDERS' EQUITY	129,573	349,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$177,197	$387,293

The Accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception on
					August 25,2006
	Three Months Ended		Six Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	-	-	-	-	1,896,783
General and administrative expenses	189,998	265,373	393,894	502,588	1,480,158
Research and development cost	30,204	45,671	77,604	97,533	588,596
Stock compensation expense	1,230,000	-	1,230,000	-	1,230,000
Depreciation and amortization expense	3,687	5,679	8,589	11,357	59,607

TOTAL OPERATING EXPENSES	1,453,889	316,723	1,710,087	611,478	5,255,144

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,453,889)	(316,723)	(1,710,087)	(611,478)	(5,255,144)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	39,521
Gain on sale of asset	5,045	-	5,045	-	5,045
Penalties	-	-	-	-	(50)
Interest expense	(299)	(2,272)	(436)	(4,344)	(9,449)

	4,746	(2,272)	4,609	(4,344)	35,067

NET LOSS	$(1,449,143)	$(318,995)	$(1,705,478)	$(615,822)	$(5,220,077)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	181,259,073	152,001,800	179,315,397	150,161,790

The Accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
Statement of Shareholders' Equity/(Deficit)

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2009	177,350,125	$177,350	$3,686,300	$(3,514,599)	$349,051

Issuance of common stock for cash in April 2010
(2,857,143 shares issued $0.035 per share) (unaudited)	2,857,143	2,857	97,143	-	100,000

Issuance of common stock for cash in May 2010
(2,000,000 shares issued $0.026 per share) (unaudited)	2,000,000	2,000	50,000	-	52,000

Issuance of common stock for cash in June 2010
(4,000,000 shares issued $0.026 per share) (unaudited)	4,000,000	4,000	100,000	-	104,000

Stock compensation expense for stock options granted and fully vested (unaudited)	-	-	1,230,000	-	1,230,000

Net Loss for the six months ended June 30, 2010 (unaudited)	-	-	-	(1,705,478)	(1,705,478)

Balance at June 30, 2010 (unaudited)	186,207,268	$186,207	$5,163,443	$(5,220,077)	$129,573

The Accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Six Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,705,478)	$(615,822)	$(5,220,077)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	8,589	11,357	59,607
Stock issuance for services	-	142,250	251,038
Stock compensation expense	1,230,000	-	1,230,000
Gain on sale of asset	(5,045)	-	(5,045)
(Increase) Decrease in:
Other receivable	-	2,400	-
Prepaid expenses	2,950	(71,852)	(21,073)
Increase (Decrease) in:
Accounts payable	(1,584)	32,440	2,462
Accrued expenses	(14,034)	(19,703)	20,162

NET CASH USED IN OPERATING ACTIVITIES	(484,602)	(518,930)	(3,682,926)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	24,500	-	24,500
Patent expenditures	(22,697)	(5,644)	(37,114)
Purchase of equipment and software	(6,955)	-	(136,264)

NET CASH USED IN INVESTING ACTIVITIES	(5,152)	(5,644)	(148,878)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	40,000	113,000
Loan from investor	25,000	90,000	525,000
Repayment of advances and loans	-	(40,000)	(348,000)
Proceeds from subscriptions payable	-	81,875	362,775
Proceeds from issuance of common stock,net	256,000	321,400	3,240,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	281,000	493,275	3,893,612

NET INCREASE/(DECREASE) IN CASH	(208,754)	(31,299)	61,808

CASH, BEGINNING OF PERIOD	270,562	45,292	-

CASH, END OF PERIOD	$61,808	$13,993	$61,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$151	$1,785	$2,866
Taxes paid	$800	$800	$2,400

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
From inception on August 25, 2006 through June 30, 2010, the Company issued 2,789,474 shares of common stock for converted debt in the amount of $265,000, at fair value of $0.095 per share.

The Accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2010

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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
JUNE 30, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassification
Selling and marketing expenses for the period ended June 30, 2010 were reclassified to general and administrative expenses since the Company is focusing more on research and development of its product.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the six months ended June 30, 2010, the Company issued 2,857,143 shares of common stock at a price of $0.035 per share for cash; 6,000,000 shares of common stock were issued at a price of $0.026 for cash. During the six months ended June 30, 2009, the Company issued 4,679,000 shares of common stock at a price of $0.10 per share for cash; 1,422,500 shares of common stock were issued for services at a fair value of $142,250. The Company received $81,875 for subscriptions payable to purchase shares of common stock through a private placement at a price of $0.10 per share.

4.      STOCK OPTIONS

On April 23, 2010, the Board of Directors of the Company granted non qualified stock options for 20,500,000 shares of common stock to its employees, agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at an exercise price of $0.073 per share, the market value of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2010

4.      STOCK OPTIONS AND WARRANTS (Continued)

6/30/2010
Risk free interest rate	3.30%
Stock volatility factor	1%
Weighted average expected option life	7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

6/30/2010
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	20,500,000	0.073
Exercised	-	-
Expired	-	-
Outstanding, end of period	20,500,000	$0.073
Exercisable at the end of period	20,500,000	$0.073
Weighted average fair value of
options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2010, related to the granting of these options is $1,230,000.

5.	RELATED PARTY TRANSACTION

On April 9, 2010, the Company signed a promissory note for funds received from an investor in the amount of $25,000 for operating expenses. The note bears interest at 5% per annum, and is due April 9, 2011.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of TOPIC 855 and has determined there are no subsequent events to be reported.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2010, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

General and Administrative Expenses

General and administrative ("G&A") expenses decreased by $(75,375) to $189,998 for the three months ended June 30, 2010, compared to the prior period. G&A expenses decreased by $(108,894) to $393,984 for the six months ended June 30, 2010, compared to the prior period. The decrease in G&A expenses was due primarily to a decrease in promotional expenses and investor relations cost.

Research and Development

 Research and Development ("R&D") costs decreased by $(15,467) to $30,204 for the three months ended June 30, 2010, compared to the prior period.  R&D costs decreased by $(19,929) to $77,604 for the six months ended June 30, 2010, compared to the prior period. The overall decrease in R&D was the result of a decrease in consulting fees.

Net Loss

Net Loss for the three months ended June 30, 2010 was $1,449,143 compared to $318,995 for the prior period. Net Loss for the six months ended June 30, 2010 was $1,705,478 compared to $615,822 for the prior period. The increase in net loss was due to a non cash expense for stock compensation cost. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital of $35,257 compared to a working capital of $256,343 for the prior period. The decrease of $221,086 was due primarily to the use of funds for operating expenses.

During the six months ended June 30, 2010, the Company used $(484,602) of cash for operating activities, as compared to $(518,930) for the six months ended June 30, 2009. The decrease of $(34,328) in the use of cash for operating activities was primarily due to a decrease in accounts payable and accrued expenses, and an increase in prepaid expenses.

Cash used by investing activities was $(5,152) for the six months ended June 30, 2010 as compared to cash used of $(5,644) for the six months ended June 30, 2009. The net decrease of $(492) in cash used by investing activities in the current period was due to the combination of proceeds from the sale of a company vehicle for $24,500, and the purchase of patent expenditures and equipment of $(29,652), compared to the cash used in investing activities for the six months ended June 30, 2009.

Cash provided from financing activities during the six months ended June 30, 2010 was $281,000 as compared to $493,275 for the six months ended June 30, 2009. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

 Our financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 15, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.  We plan to develop our technology and thereafter focus our efforts on licensing this technology to solutions providers in the energy and industrial sectors.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our CO2-to-Fuel technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2010, based upon our current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold 2,857,143 shares of common stock for total proceeds of $100,000 at a price of $0.035 per share, and 6,000,000 shares of common stock for total proceeds of $156,000 at a price of $0.026 per share.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the shares.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 4, 2010.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)