Form 10-Q
period 2010-09-30
Carbon Sciences, Inc.
filed 2010-11-04
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of registrant’s common stock outstanding, as of October 29, 2010 was 196,778,697.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$160,393	$270,562
Prepaid expenses	16,063	24,023

TOTAL CURRENT ASSETS	176,456	294,585

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	75,377	71,498
Computer equipment	27,861	17,559
Furniture & Fixtures	1,459	-
Mobile vehicle	-	40,252
	104,697	129,309
Less accumulated depreciation	(42,095)	(51,018)

NET PROPERTY AND EQUIPMENT	62,602	78,291

OTHER ASSETS
Patents	37,114	14,417

TOTAL ASSETS	$276,172	$387,293

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,547	$4,046
Accrued expenses	15,292	27,762
Accrued interest, notes payable	7,033	6,434
Note payable, investor	25,000	-

TOTAL CURRENT LIABILITIES	59,872	38,242

SHAREHOLDERS' EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
196,778,697 and 177,350,125 shares issued and outstanding, repectively	196,778	177,350
Additional paid in capital	5,522,872	3,686,300
Accumulated deficit during the development stage	(5,503,350)	(3,514,599)

TOTAL SHAREHOLDERS' EQUITY	216,300	349,051

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$276,172	$387,293

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					From Inception on
					August 25,2006
	Three Months Ended		Nine Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing expenses	-	-	-	-	1,896,783
General and administrative expenses	218,649	307,522	612,544	810,109	1,698,807
Research and development cost	61,018	6,439	138,622	103,972	649,614
Stock compensation expense	-	-	1,230,000	-	1,230,000
Depreciation expense	3,286	5,678	11,875	17,035	62,893

TOTAL OPERATING EXPENSES	282,953	319,639	1,993,041	931,116	5,538,097

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(282,953)	(319,639)	(1,993,041)	(931,116)	(5,538,097)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	39,521
Gain on sale of asset	-	-	5,045	-	5,045
Penalties	-	-	-	-	(50)
Interest expense	(320)	(3,037)	(755)	(7,381)	(9,769)

TOTAL OTHER INCOME (EXPENSES)	(320)	(3,037)	4,290	(7,381)	34,747

NET LOSS	$(283,273)	$(322,676)	$(1,988,751)	$(938,497)	$(5,503,350)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	191,343,914	154,488,539	183,368,963	151,922,564

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2009	177,350,125	$177,350	$3,686,300	$(3,514,599)	$349,051

Issuance of common stock for cash in April 2010
(2,857,143 shares issued $0.035 per share) (unaudited)	2,857,143	2,857	97,143	-	100,000

Issuance of common stock for cash in May 2010
(2,000,000 shares issued $0.026 per share) (unaudited)	2,000,000	2,000	50,000	-	52,000

Issuance of common stock for cash in June 2010
(4,000,000 shares issued $0.026 per share) (unaudited)	4,000,000	4,000	100,000	-	104,000

Stock compensation expense for stock options granted and fully vested (unaudited)	-	-	1,230,000	-	1,230,000

Issuance of common stock for cash in July 2010
(2,000,000 shares issued $0.035 per share) (unaudited)	2,000,000	2,000	68,000	-	70,000

Issuance of common stock for cash in August 2010
(8,571,429 shares issued $0.035 per share) (unaudited)	8,571,429	8,571	291,429	-	300,000

Net Loss for the nine months ended September 30, 2010 (unaudited)	-	-	-	(1,988,751)	(1,988,751)

Balance at September 30, 2010 (unaudited)	196,778,697	$196,778	$5,522,872	$(5,503,350)	$216,300

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Nine Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,988,751)	$(938,497)	$(5,503,350)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	11,874	17,035	62,892
Stock issuance for services	-	176,038	251,038
Stock compensation expense	1,230,000	-	1,230,000
Gain on sale of asset	(5,045)	-	(5,045)
(Increase) Decrease in:
Other receivable	-	2,400	-
Prepaid expenses	7,960	(46,405)	(16,063)
Increase (Decrease) in:
Accounts payable	8,501	(30,008)	12,547
Accrued expenses	(11,871)	52,740	22,325

NET CASH USED IN OPERATING ACTIVITIES	(747,332)	(766,697)	(3,945,656)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	24,500	-	24,500
Patent expenditures	(22,697)	(5,644)	(37,114)
Purchase of equipment	(15,640)	-	(144,949)

NET CASH USED IN INVESTING ACTIVITIES	(13,837)	(5,644)	(157,563)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	40,000	113,000
Loan from investor	25,000	290,000	525,000
Repayment of advances and loans	-	(115,000)	(348,000)
Proceeds from subscriptions payable	-	362,775	362,775
Proceeds from issuance of common stock,net	626,000	393,962	3,610,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	651,000	971,737	4,263,612

NET INCREASE/(DECREASE) IN CASH	(110,169)	199,396	160,393

CASH, BEGINNING OF PERIOD	270,562	45,292	-

CASH, END OF PERIOD	$160,393	$244,688	$160,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$158	$2,555	$2,866
Taxes paid	$800	$800	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2009, the Company issued 2,789,474 shares of common stock for converted debt in the amount of $265,000, at fair value of $0.095 per share.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2010

1.     Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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
SEPTEMBER 30, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassification
Selling and marketing expenses for the period ended September 30, 2010 were reclassified to general and administrative expenses since the Company is focusing more on research and development of its product.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the nine months ended September 30, 2010, the Company issued 13,428,572 shares of common stock at a price of $0.035 per share for cash; 6,000,000 shares of common stock were issued at a price of $0.026 for cash. During the nine months ended September 30, 2009, the Company issued 4,256,500 shares of common stock for cash at a price of $0.10 per share; 11,210,526 shares of common stock for cash at a price of $0.026 per share; 1,760,375 shares of common stock were issued for services at a fair value of $176,038. The Company received $149,125 for subscriptions payable to purchase 1,491,250 shares of common stock through a private placement at a price of $0.10 per share; 2,789,474 shares of common stock were issued for conversion of debt at a fair value of $265,000.

4.      STOCK OPTIONS

On April 23, 2010, the Board of Directors of the Company granted non qualified stock options for 20,500,000 shares of common stock to its employees, agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the tenth (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at an exercise price of $0.073 per share, the market value of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2010

4.      STOCK OPTIONS AND WARRANTS (Continued)

	9/30/2010	9/30/2009
Risk free interest rate	3.30%	0.00%
Stock volatility factor	1%	0%
Weighted average expected option life	7 years	0
Expected dividend yield	None	0

A summary of the Company’s stock option activity and related information follows:

9/30/2010
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	20,500,000	0.073
Exercised	-	-
Expired	-	-
Outstanding, end of period	20,500,000	$0.073
Exercisable at the end of period	20,500,000	$0.073
Weighted average fair value of
options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2010, related to the granting of these options is $1,230,000.

5.	RELATED PARTY TRANSACTION

On April 9, 2010, the Company signed a promissory note for funds received from an investor in the amount of $25,000 for operating expenses. The note bears interest at 5% per annum, and is due April 9, 2011.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of FASB ASC TOPIC 855 and has determined there are no subsequent events to be reported.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2010, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

General and Administrative Expenses

General and administrative ("G&A") expenses decreased by $(88,873) to $218,649 for the three months ended September 30, 2010, compared to $307,522 for the prior period. G&A expenses decreased by $(197,565) to $612,544 for the nine months ended September 30, 2010, compared to $810,109 for the prior period. The decrease in G&A expenses was due primarily to a decrease in salary expense and public relations expense.

 Research and Development

 Research and Development ("R&D") costs increased by $54,579 to $61,018 for the three months ended September 30, 2010, compared to $6,439 for the prior period.  R&D costs increased by $34,650 to $138,622 for the nine months ended September 30, 2010, compared to $103,972 for the prior period. The overall increase in R&D was the result of an increase in consulting fees and supplies.

Net Loss

Net Loss for the three months ended September 30, 2010 was $(283,273) compared to $(322,676) for the prior period. Net Loss for the nine months ended September 30, 2010 was $(1,988,751) compared to $(938,497) for the prior period. The overall net increase of $(1,050,254) in net loss was due primarily to a non-cash expense for stock compensation cost of $1,230,000. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

        As of September 30, 2010, we had a working capital of $116,584 compared to a working capital of $256,343 for the prior period. The decrease of $139,759 was due primarily to the use of funds for operating expenses.

        During the nine months ended September 30, 2010, the Company used $(747,332) of cash for operating activities, as compared to $(766,697) for the prior period. The decrease of $(19,365) in the use of cash for operating activities was primarily due to a decrease in accrued and prepaid expenses.

        Cash used by investing activities was $(13,837) for the nine months ended September 30, 2010 as compared to cash used of $(5,644) for the prior period. The net decrease of $(8,193) in cash used by investing activities in the current period was due to the combination of proceeds from the sale of a company vehicle for $24,500, and the purchase of patent expenditures and equipment of $38,337, compared to the cash used in investing activities of $5,644 for the purchase of patent expenditure for the nine months ended September 30, 2009.

       Cash provided from financing activities during the nine months ended September 30, 2010 was $651,000 as compared to $971,737 for the nine months ended September 30, 2009. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

       Our financial statements as of September 30, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated April 15, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold 10,571,429 shares of common stock for total proceeds of $370,000 at a price of $0.035 per share.

The Company relied on an exemption pursuant to Rule 506 of Regulation d and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 4, 2010.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)