Form 10-K
period 2010-12-31
Carbon Sciences, Inc.
filed 2011-03-30
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2010 was $15,368,014.

The number of shares of registrant’s common stock outstanding, as of March 30, 2011 was 220,778,697

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

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

Carbon Sciences is developing a breakthrough CO2 based gas-to-liquids (“CO2-GTL”) fuel technology to transform greenhouse gases into liquid portable fuels such as gasoline, diesel and jet fuel.

Our CO2-GTL platform is comprised of several novel and highly scalable technology modules that transform CO2 and methane gas into liquid fuels.  Methane can be obtained from many sources such as natural gas fields, landfills and plant biomass.  Each module can be a standalone fuel production process or connected together to produce multiple fuel products.  When developed, a CO2-to-Methane module will provide an end-to-end solution for transforming CO2 emissions from coal-fired power plants and cement factories into gasoline, without methane.

Our next generation CO2-GTL technology will be able to process syngas (CO + H2) into liquid fuels as well.

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

Industry Overview

With a growing global population, worldwide energy consumption will increase by 50% from 2005 to 2030.  This increase translates to a requirement of over 112 million barrels of crude oil per day, up from the current 90 million barrels per day. The biggest use of crude oil is in the production of liquid fuels for the transportation sector. (Source: Energy Information Administration - International Energy Outlook 2008)

Liquid fuels, such as gasoline, are expected to remain the world's most dominant fuel because of their importance in the transportation and industrial sector since there are few alternatives. The transportation sector alone accounts for 74% of the total projected increase from 2005 to 2030, with the industrial sector accounting for the remainder. This increase in demand is largely the result of the rapid modernization of developing countries, such as China and India, which account for more than 85% of the projected increase. Management believes this increasing demand is likely to sustain high world oil prices for a long period of time.  (Source: Energy Information Administration - International Energy Outlook 2008)

The continual use of fossil fuels creates two very important problems with profound implications on humanity. First, carbon dioxide (CO2) emissions from the use of fossil fuels are believed to be the cause of global warming and climate change.  In 2005, the Energy Information Administration projected that annual CO2 emissions will increase from 28 billion metric tons in 2005 to 34 billion metric tons in 2015 and over 42 billion metric tons in 2030. The largest and most concentrated source of CO2 emissions is the growing use of coal-powered electricity generation, especially in developing countries where coal is abundant and inexpensive. Second, fossil fuels are non-renewable resources because they take millions of years to form. Management believes that at some point in the future, there will not be enough supply and production capacity to meet the oil demands of the world. Based on historic growth trends, crude oil production is projected to peak in 2037 at a volume of 53 billion barrels per year.

We believe that transforming CO2, a major byproduct of fossil fuel usage and industrialization, back into a fuel, can enable a sustainable world of energy consumption and growth.

Research and Development

We have hired technical personnel and have retained a number of scientific advisors and technical consultants to help us develop and commercialize our CO2-to-Fuel technology and system.  We have purchased and developed research apparatus that enables us to refine our methodology and demonstrate our technology.  We have entered into an agreement with Emerging Fuels Technology based in Tulsa, OK to provide laboratory services to support the development of our catalytic process to convert CO2 and methane into syngas.  Using computer aided process engineering (CAPE) tools, we plan to develop a detailed computer simulation model that will allow us to (a) demonstrate the commercial viability of our CO2-to-Fuel system and (b) to design and build a pilot plant.

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

On October 7, 2009, we filed a patent application titled “Smart Nano-Particle technology for converting CO2 to fuel through a biocatalyst-mediated multi-step reaction.” This invention describes a nano-structured smart particle system which is designed to enhance the biocatalysis of a multi-step CO2 conversion to methanol. The nano-structured particles, i.e., vesicles, are spontaneously formed through molecular self assembly of block copolymers forming a “supramolecule” structure with nanoscopic dimensions. The supramolecule vesicle provides a two-shell structure which contains the enzymes and cofactor for multi-step conversion of CO2 to fuel and in-situ cofactor regeneration. Thus, within the domains of these nanoscopic particles, this invention can accomplish the reduction of CO2 to fuel and cofactor regeneration. This type of nano-structure assembly can thus provide an appropriate scale-up strategy for converting CO2 to methanol through a low energy reaction.

On November 24, 2010, a search of industry literature undertaken to file a patent to protect its most recent development of catalysts for transforming greenhouse gases into gasoline revealed that similar research and development has been published by others in the field. As a result, we intend to modify its development efforts in such a way that its work can be patent protected.

On December 23, 2010, we entered in to an Exclusive License Agreement with the University of Saskatchewan (“UOS”), Canada, pursuant to which we have an exclusive, worldwide, sub-licensable, royalty-bearing right and license to make, have made, use, offer for sale, sell, reproduce, distribute, incorporate into other technology, or otherwise exploit certain patent-pending technology and relevant improvements from UOS, for a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas.  This license agreement commences on December 23, 2010, and will continue until the expiration date of the last of the licensed patents to expire.

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

EMPLOYEES

As of March 30, 2011 we had 3 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected..

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, AND ONLY MAINTAIN MODEST LIABILITY AND PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including Mr. Byron Elton, who has been critical to the development of our technology and business. The loss of the services of Mr. Elton could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Elton. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Elton or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

While we are not aware of any direct competitors offering commercial viable products to convert CO2-to Fuel, our potential customers may choose to buy or build their own systems instead of purchasing our technology. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 42.95% of outstanding shares of common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent public accounting firm in their report dated March 30, 2011, included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

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

ITEM 2.       PROPERTIES.

Our principal office is located at 5511C Ekwill Street, Santa Barbara, California 93111. We lease approximately 2,800 square feet, with an annual cost of $45,000. The term of the lease is for two years and expires September 30, 2012.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.       REMOVED AND RESERVED

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

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low
March 31	$0.154	$0.0819	$0.34	$0.14
June 30	0.115	0.05	0.32	0.20
September 30	0.11	0.071	0.23	0.059
December 31	0.095	0.046	0.195	0.09

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

As of March 30, 2011, our common stock was held by 117 stockholders of record and we had 220,778,697 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street Canton, MA 02021.

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

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2010.

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

Unregistered Sales of Equity Securities

In November 2010, we issued 4,000,000 units comprising of 4,000,000 shares and a warrant to purchase 16,000,000 shares of common stock of the Company for proceeds of $100,000.

In December 2010, we sold an aggregate of 4,000,000 units comprising of 4,000,000 shares and warrants to purchase 16,000,000 shares of common stock of the Company for proceeds $100,000

In connection with the sale the Company relied upon an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other "forward-looking" information.

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

Carbon Sciences is developing a breakthrough CO2 based gas-to-liquids (“CO2-GTL”) fuel technology to transform greenhouse gases into liquid portable fuels such as gasoline, diesel and jet fuel.

Our CO2-GTL platform is comprised of several novel and highly scalable technology modules that transform CO2 and methane gas into liquid fuels.  Methane can be obtained from many sources such as natural gas fields, landfills and plant biomass.  Each module can be a standalone fuel production process or connected together to produce multiple fuel products.  When developed, a CO2-to-Methane module will provide an end-to-end solution for transforming CO2 emissions from coal-fired power plants and cement factories into gasoline, without methane.

Our next generation CO2-GTL technology will be able to process syngas (CO +H2) into liquid fuels as well.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2010, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $1,085,442 to $2,098,449 for the year ended December 31, 2010, compared to $1,013,007 for the prior year ended December 31, 2009. This increase in G&A expenses was primarily due to the increase in non-cash stock compensation expense of $1,230,000, and the net effect of the overall decrease in G&A expenses of $(144,558).

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $55,128 to $192,511 for the year ended December 31, 2010 compared to $137,383 for the prior year ended December 31, 2009. This increase in R&D costs was the result of an increase in outside consulting fees, and supplies for testing and research of product development.

NET LOSS

         Net Loss increased by $(1,122,025) to $(2,302,583) for the year ended December 31, 2010, compared to $(1,180,558) for the prior year ended December 31, 2009.  This increase in Net Loss was the result of an increase in non-cash stock compensation expense of $1,230,000, and  the overall decrease in operating expenses of $(96,567). Currently the Company is in its development stage and had no revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2010, we had a $(10,365) working deficit as compared to working capital of $256,343 as of December 31, 2009. This decrease of $(266,708) was due primarily to use of cash for operating expenditures and less equity financing.

        During the year ended December 31, 2010, the Company used $(1,052,481) of cash for operating activities, as compared to cash used of $(1,040,823) for the prior year ended December 31, 2009. The increase of $(11,658) in the use of cash for operating activities was primarily due to an increase in prepaid expenses for insurance and accounts payable for the purchase of research and development software.

        Cash used in investing activities was $(30,659) for the year ended December 31, 2010, compared to $(5,644) cash used in investing activities for the prior year ended December 31, 2009. The increase of $25,015 in cash used in investing activities for the current year was due to $(55,159) for the purchase of equipment, and patent expenditures, and proceeds of $24,500 for the sale of a vehicle, compared to $5,644 for patent expenditures in the prior year ended December 31, 2009.

       Cash provided from financing activities during the year ended December 31, 2010 was $851,000 as compared to $1,271,737 for the prior year Ended December 31, 2009. Our capital needs have primarily been met from the proceeds of private placements, as we are currently in the development stage and had no revenues.

Our financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2010, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.    OTHER INFORMATION.

 None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Byron Elton	57	Chairman, Chief Executive Officer, President and Acting Chief Financial Officer
Roland R. Bryan	76	Director
Daniel Nethercott	50	Director

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

Roland F. Bryan – Director.  Roland F. Bryan has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of MachineTalker, Inc. (MTI) since its inception in January 2002 and the Secretary of MTI since May 2006.  For the six years prior to founding MTI, Mr. Bryan was self-employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development.  Mr. Bryan’s professional background is in the areas computer science research and process control through computer automation.  During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access.  In 1974, he founded Associated Computer   Consultants, Inc.  ("ACC"), a company that implemented interconnections to the first packet network for many United States government agencies.  In 1983 the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications. ACC made the Inc. 500 List of Fastest Growing Companies in 1984.  In 1991 the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products. Ericsson acquired ACC in 1998 for $265 million.  In September 1994, WIRED MAGAZINE honored Mr. Bryan and 18 others, as the "Creators of the Internet."  Since October 2010 Mr. Bryan has been involved with Solar 3D, Inc., a company developing a 3 dimensional approach to gathering sunlight to improve the efficiency of solar cells.  Mr. Bryan is presently Chairman of the Board and Chief Financial Officer of Solar 3D, Inc.  Mr. Bryan’s long and successful career in building and growing technology companies made him qualified to serve on the Board of Directors.

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

ITEM 11.     EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2010 and 2009 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2010 whose total compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Byron Elton, CEO and Acting*	2010		$250,000		-	900,000	-	-	-		$1,150,000
CFO	2009		$250,000	60,000	0	0	0	0	0		$310,000
Naveed Aslam, CTO**	2010 2009	$ $	120,000 120,000	0	0	0	0	0	0	$ $	120,000 120,000
Derek W. McLeish CEO and Acting	2010		$0	0	0	0	0	0	0		$0
CFO***	2009		$71,221	22,500	0	-	-	-	-		$93,721

*	Mr. Elton was appointed President and Chief Operating Officer on January 5, 2009 and as CEO and Chairman on May 15, 2009.
**	Dr. Aslam was appointed CTO on January 7, 2009. On December 24, 2010, the Company accepted the resignation of Dr. Aslam effective as of December 31, 2010.
***	Mr. McLeish resigned as an officer of the Company effective May 15, 2009.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Byron Elton CEO and Acting CFO	15,000,000	-0-	-0-	$0.073	4/23/2017	-0-	-0-	-0-	-0-

Director Compensation

The following table sets forth with respect to our directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Byron Elton	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Roland F. Bryan	-0-	25,000	-0-	-0-	-0-	-0-	25,000
Daniel Nethercott	-0-	25,000	-0-	-0-	-0-	-0-	25,000

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2011, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 30, 2011 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 30, 2011 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total (1)
Common Stock	Byron Elton(2)	28,666,666	11.58%
Common Stock	Roland R. Bryan	250,000	*
Common Stock	Daniel Nethercott	250,000	*
Common Stock	Derek McLeish (3)	45,250,000	20.50%
Common Stock	New Quest Ventures, LLC	16,857,143	7.63%
Common Stock	Wings Fund, Inc.	15,000,000	6.79%
Common Stock	All Executive Officers and Directors as a Group (3 persons )	29,166,666	11.78%

*Less than one percent.

(1) Based upon 220,778,697 shares issued and outstanding as of March 30, 2011.
(2) Pursuant to the Stock Option Agreement with Derek McLeish, a former officer of the Company, Mr. Elton has the right to acquire 15,000,000 shares of common stock held by Mr. McLeish at a price of $.10, of which 11,666,666 will become fully vested and exercisable in the next 60 days. Includes an option to purchase 15,000,000 shares of the Company’s common stock at a price of $.073 which is currently exercisable.
(3) Mr. McLeish has granted an option to Mr. Elton to purchase 15,000,000 shares to at a price of $.10.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2010 and 2009 for the audits of our annual financial statements for the fiscal year totaled approximately $25,500 and $41,265, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2010 and 2009 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended December 31, 2010 and December 31, 2009, for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We incurred fees of $760 and $1,300 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2010 and December 31, 2009, respectively.

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

Carbon Sciences, Inc.

Date: March 30, 2011	By:	/s/ Byron Elton
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Byron Elton	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL	March 30, 2011
Byron Elton	EXECUTIVE OFFICER), ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Roland R. Bryan	DIRECTOR	March 30, 2011
Roland R. Bryan

/s/ Daniel Nethercott	DIRECTOR	March 30, 2011
Daniel Nethercott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
(A Development Stage Company)
Santa Barbara, California

We have audited the accompanying balance sheets of Carbon Sciences, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and from inception on August 25, 2006 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and from inception on August 25, 2006 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2011

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$38,422	$270,562
Prepaid expenses	7,563	24,023

TOTAL CURRENT ASSETS	45,985	294,585

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	91,344	71,498
Computer equipment	28,716	17,559
Furniture & fixtures	1,459	-
Mobile vehicle	-	40,252
	121,519	129,309
Less accumulated depreciation	(45,800)	(51,018)

NET PROPERTY AND EQUIPMENT	75,719	78,291

OTHER ASSETS
Patents	37,114	14,417

TOTAL ASSETS	$158,818	$387,293

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$12,635	$4,046
Accrued expenses	11,369	27,762
Accrued interest, notes payable	7,346	6,434
Note payable, shareholder	25,000	-

TOTAL CURRENT LIABILITIES	56,350	38,242

SHAREHOLDER'S EQUITY
Common Stock, $0.001 par value;
500,000,000 authorized common shares
204,778,697 and 177,350,125 shares issued and outstanding	204,778	177,350
Additional paid in capital	5,714,872	3,686,300
Accumulated deficit during the development stage	(5,817,182)	(3,514,599)

TOTAL SHAREHOLDER'S EQUITY	102,468	349,051

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$158,818	$387,293

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			August 25,2006
	Year Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,098,449	1,013,007	5,081,496
Research and development	192,511	137,383	703,503
Depreciation expense	15,579	22,716	66,597

TOTAL OPERATING EXPENSES	2,306,539	1,173,106	5,851,596

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(2,306,539)	(1,173,106)	(5,851,596)

OTHER INCOME/(EXPENSE)
Interest income	-	-	39,521
Gain on sale of asset	5,045	-	5,045
Penalties	-	(50)	(50)
Interest expense	(1,089)	(7,402)	(10,102)

TOTAL OTHER INCOME/(EXPENSES)	3,956	(7,452)	34,414

NET LOSS	$(2,302,583)	$(1,180,558)	$(5,817,182)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	187,329,773	156,509,428

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDER'S EQUITY

					Deficit
					Accumulated
			Additional	Stock	during the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception August 25, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock for cash to founders in September 2006
(99,500,000 shares issued at $0.00025 for cash)	99,500,000	99,500	(74,625)	-	-	24,875

Issuance of common stock for cash in September 2006
(7,000,000 shares issued at $0.015 for cash)	7,000,000	7,000	98,000	-	-	105,000

Issuance of common stock for cash in October 2006
(21,000,000 shares issued at $0.015 for cash)	21,000,000	21,000	294,000	-	-	315,000

Issuance of common stock for cash in November 2006
(390,000 shares issued at $0.10 for cash)	390,000	390	38,610	-	-	39,000

Issuance of common stock for cash in December 2006
(555,000 shares issued at $0.10 for cash)	555,000	555	54,945	-	-	55,500

Net Loss from Inception through December 31, 2006					(413,641)	(413,641)
Balance at December 31, 2006	128,445,000	128,445	410,930	-	(413,641)	125,734

Issuance of common stock for cash in January 2007
(255,000 shares issued at $0.10 for cash)	255,000	255	25,245	-	-	25,500

Issuance of common stock for cash in March 2007
(2,900,000 shares issued at $0.10 for cash)	2,900,000	2,900	287,100	-	-	290,000

Issuance of common stock for cash in May 2007
(1,770,000 shares issued at $0.10 for cash)	1,770,000	1,770	175,230	-	-	177,000

Issuance of common stock for cash in May 2007
(1,450,000 shares issued at $0.10 for cash)	1,450,000	1,450	143,550	-	-	145,000

Issuance of common stock for cash in July 2007
(11,250,000 shares issued at $0.10 for cash)	11,250,000	11,250	1,113,750	-	-	1,125,000

Issuance of common stock for services in July 2007
(1,472,000 shares issued at $0.10 per share)	1,472,000	1,472	145,728	-	-	147,200

Issuance of common stock for services in September 2007
(500,000 shares issued at $0.15 per share)	500,000	500	74,500	-	-	75,000

Stock issuance cost	-	-	(265,200)	-	-	(265,200)

Issuance of common stock for cash in December 2007
(300,000 shares issued at $0.15 per share)	300,000	300	44,700	-	-	45,000

Net Loss for the year ended December 31, 2007	-	-	-	-	(878,679)	(878,679)
Balance at December 31, 2007	148,342,000	148,342	2,155,533	-	(1,292,320)	1,011,555

Stock subscriptions payable	-	-	-	62,000	-	62,000

Net Loss (unaudited)	-	-	-	-	(1,041,721)	(1,041,721)
Balance at December 31, 2008	148,342,000	148,342	2,155,533	62,000	(2,334,041)	31,834

Stock subscriptions payable	-	-	-	213,650	-	213,650

Issuance of common stock for services in April 2009
(172,500 shares issued at fair value for $0.10 per share)	172,500	172	17,078	-	-	17,250

Issuance of common stock for services in April 2009
(250,000 shares issued at fair value at $0.10 per share)	250,000	250	24,750	-	-	25,000

Issuance of common stock for cash in May 2009
(2.756,500 shares issued at $0.10 per share)	2,756,500	2,757	272,893	(275,650)	-	-

Issuance of common stock for cash in May 2009
(1,500,000 shares issued at $0.10 per share)	1,500,000	1,500	148,500	-	-	150,000

Issuance of common stock for services in May 2009
(1,000,000 shares issued at fair value at $0.10 per share)	1,000,000	1,000	99,000	-	-	100,000

Issuance of common stock for services in September 2009
(337,875 shares issued at fair value at $0.10 per share)	337,875	338	33,450	-	-	33,788

Issuance of common stock for conversion of debt in September 2009
(2,789,474 shares issued at fair value at $0.095 per share)	2,789,474	2,789	262,211	-	-	265,000

Issuance of common stock for cash in September 2009
(11,210,526 shares issued $0.0263146 per share)	11,210,526	11,211	283,789	-	-	295,000

Stock subscriptions payable	-	-	-	149,125	-	149,125

Stock issuance cost	-	-	(51,038)	-	-	(51,038)

Issuance of common stock for subscription payable
(1,491,250 shares issued $0.10 per share)	1,491,250	1,491	147,634	(149,125)	-	-

Issuance of common stock for cash in December 2009
(7,500,000 shares issued $0.04 per share)	7,500,000	7,500	292,500	-	-	300,000

Net Loss for the year ended December 31, 2009	-	-	-	-	(1,180,558)	(1,180,558)
Balance at December 31, 2009	177,350,125	177,350	3,686,300	-	(3,514,599)	349,051

Issuance of common stock for cash in April 2010
(2,857,143 shares issued $0.035 per share)	2,857,143	2,857	97,143	-	-	100,000

Issuance of common stock for cash in May 2010
(2,000,000 shares issued $0.026 per share)	2,000,000	2,000	50,000	-	-	52,000

Issuance of common stock for cash in June 2010
(4,000,000 shares issued $0.026 per share)	4,000,000	4,000	100,000	-	-	104,000

Stock compensation expense for stock options granted and fully vested	-	-	1,230,000	-	-	1,230,000

Issuance of common stock for cash in July 2010
(2,000,000 shares issued $0.035 per share)	2,000,000	2,000	68,000	-	-	70,000

Issuance of common stock for cash in August 2010
(8,571,429 shares issued $0.035 per share)	8,571,429	8,571	291,429	-	-	300,000

Issuance of common stock for cash in November 2010
(4,000,000 shares issued $0.025 per share)	4,000,000	4,000	96,000	-	-	100,000

Issuance of common stock for cash in December 2010
(4,000,000 shares issued $0.025 per share)	4,000,000	4,000	96,000	-	-	100,000

Net Loss for the year ended December 31, 2010	-	-	-	-	(2,302,583)	(2,302,583)

Balance at December 31, 2010	204,778,697	$204,778	$5,714,872	$-	$(5,817,182)	$102,468

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception on
			August 25,2006
	Year Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,302,583)	$(1,180,558)	$(5,817,182)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	15,579	22,716	66,597
Stock issuance for services	-	176,038	251,038
Stock compensation cost	1,230,000	-	1,230,000
Gain on sale of asset	(5,045)		(5,045)
Changes in Assets and Liabilities
(Increase) Decrease in:
Other receivable	-	2,400	-
Prepaid expenses	16,460	(21,303)	(7,563)
Increase (Decrease) in:
Accounts payable	8,589	(30,760)	12,635
Accrued expenses	(15,481)	(9,356)	18,715

NET CASH USED IN OPERATING ACTIVITIES	(1,052,481)	(1,040,823)	(4,250,805)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	24,500	-	24,500
Patent expenditures	(22,697)	(5,644)	(37,114)
Purchase of equipment	(32,462)	-	(161,771)

NET CASH USED IN INVESTING ACTIVITIES	(30,659)	(5,644)	(174,385)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from/(to) officer	-	40,000	113,000
Loans from investors	25,000	290,000	525,000
Repayment of advances and loans	-	(115,000)	(348,000)
Proceeds from subscriptions payable	-	362,775	362,775
Proceeds from issuance of common stock,net	826,000	693,962	3,810,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	851,000	1,271,737	4,463,612

NET INCREASE/(DECREASE) IN CASH	(232,140)	225,270	38,422

CASH, BEGINNING OF YEAR	270,562	45,292	-

CASH, END OF YEAR	$38,422	$270,562	$38,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$179	$968	$2,887
Taxes paid	$800	$800	$2,400

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the year ended December 31, 2009, the Company issued 2,789,474 shares of common stock for converted debt in the amount of $265,000, at fair value of $0.095 per share.

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since it’s’ inception through December 31, 2010. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2010, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation expense as of December 31, 2010 and 2009 was $15,579 and $22,716 respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010 and 2009, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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
DECEMBER 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $192,511 and $137,383 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $4,386 and $88,600 for the years ended December 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended December 31, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the year ended December 31, 2010, the Company issued 13,428,572 shares of common stock at a price of $0.035 per share for cash; 6,000,000 shares of common stock were issued at a price of $0.026 for cash; 8,000,000 shares of common stock issued at $0.25 per share for cash. During the year ended December 31, 2009, the Company issued 5,747,750 shares of common stock for cash at a price of $0.10 per share; 11,210,526 shares of common stock were issued for cash at a price of $0.026 per share; 1,760,375 shares of common stock were issued for services at a fair value of $176,038; 7,500,000 shares of common stock were issued for $300,000 in cash at a price of $0.04 per share; 2,789,474 shares of common stock were issued for conversion of debt at a fair value of $265,000.

4.	STOCK OPTIONS AND WARRANTS

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

12/31/2010
Risk free interest rate	3.30%
Stock volatility factor	1%
Weighted average expected option life	7 years
Expected dividend yield	None

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	12/31/2010
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	20,500,000	0.073
Exercised	-	-
Expired	(5,000,000)	-
Outstanding, end of period	15,500,000	$0.073
Exercisable at the end of period	15,500,000	$0.073
Weighted average fair value of
options granted during the period		$0.073

The weighted average remaining contractual life of options outstanding as of December 31, 2010 was as follows:

Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.07	15,500,000	15,500,000	6.32

The stock-based compensation expense recognized in the statement of operations during the year ended December 31, 2010, related to the granting of these options is $1,230,000. During the year ended December 31, 2009, no options were granted.

Warrants
During the years ended December 31, 2010 and 2009, the Company granted 0 and 12,000,000 warrants for services, respectively, determined using the Black Scholes pricing model.

	2010	2009
Risk free interest rate	2.28% - 2.51%	2.28% - 2.51%
Stock volatility factor	1%	1%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

During the years ended December 31, 2010 and 2009, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End		Year End
	December 31, 2010		December 31, 2009
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	12,000,000	$0.31	-	$-
Granted	-	-	12,000,000	0.29
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - end of year	12,000,000	$0.31	12,000,000	$0.29

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)
At December 31, 2010, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.18	10,100,000	10,100,000	4.50
$0.19	1,050,000	1,050,000	4.63
$0.16	650,000	650,000	4.81
$0.16	200,000	200,000	4.87
	12,000,000	12,000,000

Warrants with a fair value of $2,153,500 determined using the Black Scholes pricing model, was recognized in the statement of income for the year ended December 31, 2009. No warrants were granted during the year ended December 31, 2010.

5.	RENTAL LEASE

The Company extended its facility lease for a period of two years expiring on September 30, 2012. The base rent is $2,800 per month. The rent paid for the years ended December 31, 2010 and 2009 were $45,101 and $43,481.

6. INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2010 and 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2010 and 2009, the Company did not recognize interest and penalties.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

7.	DEFERRED TAX BENEFIT

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $4,513,700, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pretax income from continuing operations for the period ended December 31, 2010 and 2009, with federal income tax expense presented in the financial statements is as follows:

	2010	2009
Income tax benefit computed at U.S. Federal
statutory rate of 34%	$(921,033)	$(472,224)
State Income taxes, net of benefit of federal taxes	-	-
Depreciation	(9,805)	982
R&D	7,700	5,397
Accrued compensated absences	(5,566)	5,566
Other	1,562	586
Related party payable	(6,556)	(825)
Penalty	-	20
Loss on disposal of asset	(1,341)	-
Non deductible stock compensation	492,000	-

Valuation Allowance	443,039	460,498

Income tax expense	$-	$-

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

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

7.	DEFERRED TAX BENEFIT (Continued)

The items as of December 31, 2010 and 2009, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:
	2010	2009
Deferred tax assets:
NOL carryover	$1,761,769	$1,318,730
Contribution carryover	200	200
R & D credit carryover	60,859	41,608
Accrued compensated absences	-	5,566
Related party payable	4,618	825

Deferred tax liabilites:
Depreciation	(32,251)	(13,447)

Less Valuation Allowance	(1,795,195)	(1,353,482)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

8. RELATED PARTY TRANSACTION

On April 9, 2010, the Company signed a promissory note for funds received from an investor in the amount of $25,000 for operating expenses. The note bears interest at 5% per annum, and is due April 9, 2011.

9.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

On January 26, 2011, the Company issued 2,000,000 shares of common stock at a price of $0.025 per share for cash of $50,000, with warrants attached to purchase four (4) shares of common stock upon exercise.

During February 2011, the Company issued 6,000,000 shares of common stock at a price of $0.025 per share for cash of $150,000, with warrants attached to purchase four (4) shares of common stock upon exercise. Also, the Company signed an agreement with a consulting firm to provide laboratory services to support their development of a catalytic process to convert CO2 and methane to syngas.

During March 2011, the Company issued 8,000,000 shares of common stock at a price of $0.025 per share for cash of $200,000, with warrants attached to purchase four (4) shares of common stock upon exercise.