Form 10-Q
period 2011-03-31
Carbon Sciences, Inc.
filed 2011-05-13
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of registrant’s common stock outstanding, as of May 13, 2011 was 5,619,467.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$71,092	$38,422
Prepaid expenses	23,734	7,563

TOTAL CURRENT ASSETS	94,826	45,985

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	91,344	91,344
Computer equipment	28,716	28,716
Furniture & fixtures	1,459	1,459
	121,519	121,519
Less accumulated depreciation	(50,100)	(45,800)

NET PROPERTY AND EQUIPMENT	71,419	75,719

OTHER ASSETS
Patents	37,114	37,114

TOTAL ASSETS	$203,359	$158,818

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$13,453	$12,635
Accrued expenses	11,369	11,369
Accrued interest, notes payable	7,635	7,346
Note payable, investor	-	25,000

TOTAL CURRENT LIABILITIES	32,457	56,350

SHAREHOLDER'S EQUITY
Preferred Stock, $0.001 par value	-	-
Common Stock, $0.001 par value;
12,500,000 authorized common shares
5,519,467 and 5,119,467 shares issued and outstanding	5,519	5,119
Additional paid in capital	6,314,131	5,914,531
Accumulated deficit during the development stage	(6,148,748)	(5,817,182)

TOTAL SHAREHOLDER'S EQUITY	170,902	102,468

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$203,359	$158,818

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	242,743	203,896	5,324,239
Research and development	84,148	47,400	787,651
Depreciation expense	4,300	4,902	70,897

TOTAL OPERATING EXPENSES	331,191	256,198	6,182,787

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(331,191)	(256,198)	(6,182,787)

OTHER INCOME/(EXPENSE)
Interest income	-	-	39,521
Gain on sale of asset	-	-	5,045
Penalties	-	-	(50)
Interest expense	(375)	(137)	(10,477)

TOTAL OTHER INCOME/(EXPENSES)	(375)	(137)	34,039

NET LOSS	$(331,566)	$(256,335)	$(6,148,748)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	5,250,989	4,433,753

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2010	-	$-	5,119,467	$5,119	$5,914,531	$(5,817,182)	$102,468

Issuance of common stock in Januaary for cash
(50,000 shares of common stock issued at $1.00 per share) (unaudited)	-	-	50,000	50	49,950	-	50,000

Issuance of common stock in February for cash
(150,000 shares of common stock issued at $1.00 per share) (unaudited)	-	-	150,000	150	149,850	-	150,000

Issuance of common stock in February for cash
(200,000 shares of common stock issued at $1.00 per share) (unaudited)	-	-	200,000	200	199,800	-	200,000

Net Loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	-	(331,566)	(331,566)

Balance at March 31, 2011 (unaudited)	-	$-	5,519,467	$5,519	$6,314,131	$(6,148,748)	$170,902

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,566)	$(256,335)	$(6,148,748)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	4,300	4,902	70,897
Stock issuance for services	-	-	251,038
Stock compensation cost	-	-	1,230,000
Gain on sale of asset	-		(5,045)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(16,171)	13,817	(23,734)
Increase (Decrease) in:
Accounts payable	818	4,420	13,453
Accrued expenses	289	(14,386)	19,004

NET CASH USED IN OPERATING ACTIVITIES	(342,330)	(247,582)	(4,593,135)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	-	24,500
Patent expenditures	-	(14,139)	(37,114)
Purchase of equipment	-	(4,955)	(161,771)

NET CASH USED IN INVESTING ACTIVITIES	-	(19,094)	(174,385)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from/(to) officer	-	-	113,000
Loans from investors	-	-	525,000
Repayment of advances and loans	(25,000)	-	(373,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	400,000	-	4,210,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	375,000	-	4,838,612

NET INCREASE/(DECREASE) IN CASH	32,670	(266,676)	71,092

CASH, BEGINNING OF PERIOD	38,422	270,562	-

CASH, END OF PERIOD	$71,092	$3,886	$71,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$87	$137	$2,974
Taxes paid	$800	$800	$3,200

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2011

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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
MARCH 31, 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassification
Selling and marketing expenses for the period ended March 31, 2010 were reclassified to general and administrative expenses since the Company is focusing more on research and development of its product.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

As of April 29, 2011, the Company authorized a one-for-forty (1:40) reverse split. All share amounts have been retroactively restated reflecting this reverse split.

During the three months ended March 31, 2011, the Company issued 400,000 shares of common stock at a price of $1.00 per share for cash of $400,000, with warrants attached with the option to purchase 1,200,000 shares of common stock over a period of five years. During the three months ended March 31, 2010, the Company issued no shares of common stock.

4.      STOCK OPTIONS

On April 23, 2010, the Board of Directors of the Company granted non qualified stock options for 512,500 shares of common stock to its employees, agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at an exercise price of $2.92 per share, the market value of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2011

4.      STOCK OPTIONS AND WARRANTS (Continued)

3/31/2011
Risk free interest rate	3.30%
Stock volatility factor	1%
Weighted average expected option life	7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

3/31/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	387,500	$2.92
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	387,500	$2.92
Exercisable at the end of period	387,500	$2.92
Weighted average fair value of
options granted during the period		$-

5.	RELATED PARTY TRANSACTION

On April 9, 2010, the Company signed a promissory note for funds received from an investor in the amount of $25,000 for operating expenses. The note bears interest at 5% per annum, and was paid in full as of March 31, 2011.

6.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

On April 6, 2011, the Company entered into a consulting agreement with Emerging Fuels Technology, Inc. to aid in furthering their commercial grade catalyst technology.

On April 28, 2011, the Company issued 100,000 shares of common stock at a price of $1.00 per share for $100,000 cash, with warrants attached to purchase 400,000 shares of common stock at a price of $1.00. The shares are stated at the effected 1:40 reverse split.

On April 29, 2011, the Company authorized a one-for-forty (1:40) reverse split of the Company’s authorized, issued and outstanding shares of common stock. As a result of the reverse split each forty (40) shares of the Company’s common stock issued and outstanding immediately prior to the reverse split shall be changed into one (1).

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2011, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

General and Administrative Expenses

General and administrative ("G&A") expenses increased by $38,847 to $242,743 for the three months ended March 2011, compared to $203,896 for the prior period March 31, 2010. The increase in G&A expenses was due primarily to an increase in salary expense and professional fees.

Research and Development

Research and Development ("R&D") costs increased by $36,748 to $84,148 for the three months ended March 2011, compared to $47,400 for the prior period March 31, 2010.  The overall increase in R&D was the result of an increase in consulting and lab fees.

Net Loss

Net Loss for the three months ended March 2011was $(331,566) compared to $(256,335) for the prior period March 31, 2010. The overall net increase of $(75,231) in net loss was due to an increase in operating expenses. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital of $62,369 compared to a working deficit of $(10,365) for the year ended December 31, 2010. The increase of $72,734 in working capital was due primarily to equity financing.

During the three months ended March 2011, the Company used $(342,330) of cash for operating activities, as compared to $(247,582) for the prior period March 31, 2010. The decrease of $(94,748) in the use of cash for operating activities was primarily due to an increase in net loss of $(75,231), an increase in prepaid expenses of $(29,988), and an increase in accounts payable and accrued expenses of $11,073.

Cash used by investing activities was $0 for the three months ended March 2011as compared to cash used of $(19,094) for the prior period March 31, 2010. The net decrease of $(19,094) in cash used by investing activities in the current period was due to no purchases for equipment or patent expenditures as compared to the purchase of $19,094 for equipment and patent expenditure in the prior period ended March 2010.

Cash provided from financing activities during the three months ended March 2011 was $375,000 as compared to $0 for the prior period ended March 2010. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into gasoline and other fuels.  We plan to develop our technology and thereafter focus our efforts on licensing this technology to solutions providers in the energy and industrial sectors.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our CO2-to-Fuel technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2011, based upon our current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed March 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2011, the Company issued 400,000 shares of common stock for proceeds of $400,000.*

The Company relied on an exemption pursuant to Rule 506 of Regulation d and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the shares.

*Effective April 29, 2011, the Company’s Board of Directors approved and authorized the implementation of a one-for-forty (1:40) reverse split of the Company’s authorized, issued and outstanding shares of common stock. All share amounts have been retroactively restated reflecting a one for forty (1:40) reverse split.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 13, 2011.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)