Form 10-Q
period 2011-06-30
Carbon Sciences, Inc.
filed 2011-08-11
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of registrant’s common stock outstanding, as of August 9, 2011 was 9,253,567.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$165,886	$38,422
Prepaid expenses	22,742	7,563

TOTAL CURRENT ASSETS	188,628	45,985

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	91,344	91,344
Computer equipment	31,046	28,716
Furniture & fixtures	1,459	1,459
	123,849	121,519
Less accumulated depreciation	(54,443)	(45,800)

NET PROPERTY AND EQUIPMENT	69,406	75,719

OTHER ASSETS
Patents	39,448	37,114

TOTAL ASSETS	$297,482	$158,818

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$60,233	$12,635
Accrued expenses	8,936	11,369
Accrued interest, notes payable	7,635	7,346
Note payable, investor	-	25,000

TOTAL CURRENT LIABILITIES	76,804	56,350

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value	-	-
Common Stock, $0.001 par value;
12,500,000 authorized common shares
5,920,229 and 5,120,229 shares issued and outstanding	5,920	5,120
Additional paid in capital	6,726,574	5,914,530
Accumulated deficit during the development stage	(6,511,816)	(5,817,182)

TOTAL SHAREHOLDERS' EQUITY	220,678	102,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,482	$158,818

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					From Inception on
					August 25,2006
	Three Months Ended		Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	243,266	1,419,998	485,423	1,623,894	5,566,919
Research and development	115,312	30,204	200,045	77,604	903,548
Depreciation expense	4,641	3,687	8,643	8,589	75,240

TOTAL OPERATING EXPENSES	363,219	1,453,889	694,111	1,710,087	6,545,707

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(363,219)	(1,453,889)	(694,111)	(1,710,087)	(6,545,707)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	39,521
Gain on sale of asset	-	5,045	-	5,045	5,045
Penalties	(29)	-	(29)	-	(79)
Interest expense	(119)	(299)	(494)	(436)	(10,596)

TOTAL OTHER INCOME/(EXPENSES)	(148)	4,746	(523)	4,609	33,891

NET LOSS	$(363,367)	$(1,449,143)	$(694,634)	$(1,705,478)	$(6,511,816)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.32)	$(0.13)	$(0.38)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	5,586,527	4,531,477	5,454,484	4,482,885

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

						Deficit
						Accumulated
					Additional	during the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2010	-	$-	5,120,229	$5,120	$5,914,530	$(5,817,182)	$102,468

Issuance of common stock for cash (unaudited)	-	-	800,000	800	799,200	-	800,000

Common stock compensation cost (unaudited)	-	-	-	-	12,844	-	12,844

Net Loss for the six months ended June 30, 2011 (unaudited)	-	-	-	-	-	(694,634)	(694,634)

Balance at June 30, 2011 (unaudited)	-	$-	5,920,229	$5,920	$6,726,574	$(6,511,816)	$220,678

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25,2006
	Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,634)	$(1,705,478)	$(6,511,816)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	8,643	8,589	75,240
Stock issuance for services	-	-	251,038
Stock compensation cost	12,844	1,230,000	1,242,844
Gain on sale of asset	-	(5,045)	(5,045)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(15,179)	2,950	(22,742)
Increase (Decrease) in:
Accounts payable	47,598	(1,584)	60,233
Accrued expenses	(2,144)	(14,034)	16,571

NET CASH USED IN OPERATING ACTIVITIES	(642,872)	(484,602)	(4,893,677)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	24,500	24,500
Patent expenditures	(2,334)	(22,697)	(39,448)
Purchase of equipment	(2,330)	(6,955)	(164,101)

NET CASH USED IN INVESTING ACTIVITIES	(4,664)	(5,152)	(179,049)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from/(to) officer	-	-	113,000
Loans from investors	-	25,000	525,000
Repayment of advances and loans	(25,000)	-	(373,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	800,000	256,000	4,610,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	775,000	281,000	5,238,612

NET INCREASE/(DECREASE) IN CASH	127,464	(208,754)	165,886

CASH, BEGINNING OF PERIOD	38,422	270,562	-

CASH, END OF PERIOD	$165,886	$61,808	$165,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$206	$151	$3,093
Taxes paid	$800	$800	$3,200

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
From inception on August 25, 2006 through June 30, 2011, the Company issued 69,737 shares of common stock for converted debt in the amount of $265,000, at fair value of $3.80 per share.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2011

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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
JUNE 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

As of April 29, 2011, the Company authorized a one-for-forty (1:40) reverse split. All share amounts have been retroactively restated reflecting this reverse split.

During the six months ended June 30, 2011, the Company issued 800,000 shares of common stock at a price of $1.00 per share for cash of $800,000, with warrants attached with the option to purchase 3,200,000 shares of common stock over a period of five years. During the six months ended June 30, 2010, the Company issued 71,429 shares of common stock at a price of $1.40 per share for cash; 150,000 shares of common stock were issued at a price of $1.04 for cash.

4.	STOCK OPTIONS

As of June 30, 2011, the Board of Directors of the Company granted non-qualified stock options for 462,500 shares of common stock to its employees. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at an exercise prices between $2.80 and $2.92 per share, the market value of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2011

4.	STOCK OPTIONS AND WARRANTS (Continued)

6/30/2011
Risk free interest rate	.67% - 3.3%
Stock volatility factor	92.21% - 97.65%
Weighted average expected option life	2 - 7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	6/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	387,500	$2.92
Granted	75,000	2.80
Exercised	-	-
Expired	-	-
Outstanding, end of period	462,500	$2.90
Exercisable at the end of period	396,875	$2.60
Weighted average fair value of
options granted during the period		$2.80

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended June 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended June 30, 2011 and 2010 is $12,844 and $1,230,000, respectively.

Warrants
During the six months ended June 30, 2011, the Company issued 3,200,000 warrants to purchase 3,200,000 shares of common stock at a price of $1.00 per share through a private placement. At June 30, 2011, the Company had a total of 4,000,000 warrants to purchase 4,000,000 shares of common stock outstanding.

5.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

On July 11, 2011, the Board of Directors authorized the issuance of options to purchase 237,500 shares of common stock, which vest over a two year period and are exercisable at a price of $4.31 per share.

On July 22, 2011, the 4,000,000 warrant options outstanding were exercised for 3,333,338 shares of common stock through a cashless exercise.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," in our annual report on Form 10-K filed with the SEC on March 30, 2011.

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

Corporate Overview

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 5511 Ekwill Street, Suite C, Santa Barbara, California 93111, and our telephone number is (805) 456-7000. Our fiscal year end is December 31.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2011, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

General and Administrative Expenses

General and administrative ("G&A") expenses decreased by $(1,176,732) to $243,266 for the three months ended June 30, 2011, compared to $1,419,998 for the prior period June 30, 2010. G&A decreased by (1,138,471) to $485,423 for the six months ended June 30, 2011, compared to $1,623,894 for the prior period June 30, 2010. The decrease in G&A expenses was due primarily to a decrease in non-cash stock compensation expense of $1,230,000, and an overall increase in salaries, and professional fees.

Research and Development

Research and Development ("R&D") costs increased by $85,108 to $115,312 for the three months ended June 30, 2011, compared to $30,204 for the prior period June 30, 2010.  The R&D for the six months ended June 30, 2011, increased by $122,441 to $200,045, compared to $77,604 for the prior period ended June 30, 2010. The overall increase in R&D was the result of an increase in consulting and lab fees.

Net Loss

Net Loss for the six months ended June 30, 2011was $(694,634) compared to $(1,705,478) for the prior period June 30, 2010. The overall net decrease of $(1,010,844) in net loss was due to a decrease in non-cash stock compensation cost for the current period. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

        As of June 30, 2011, we had a working capital of $111,824 compared to a working deficit of $(10,365) for the year ended December 31, 2010. The increase of $122,189 in working capital was due primarily to equity financing.

        During the six months ended June 30, 2011, the Company used $(642,872) of cash for operating activities, as compared to $(484,602) for the prior period June 30, 2010. The increase of $(158,270) in the use of cash for operating activities was primarily due to an increase in operating net loss, an increase in prepaid expenses, and an increase in accounts payable and accrued expenses.

        Cash used by investing activities was $(4,664) for the six months ended June 30, 2011, as compared to cash used of $(5,152) for the prior period June 30, 2010. The net decrease of $(488) in cash used by investing activities in the current period was due to fewer funds used to purchase tangible and intangible assets as compared to the prior period ended June 30, 2010, which used more funds to purchase tangible and intangible assets, and received proceeds from the sales of a vehicle.

        Cash provided from financing activities during the six months ended June 30, 2011 was $775,000 as compared to $281,000 for the prior period ended June 30, 2010. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

       Our financial statements as of June 30, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2011, the Company issued an aggregate of 800,000 shares of common stock at a price of $1.00 per share for cash of $800,000.

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

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 10, 2011.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)