Form 10-Q
period 2011-09-30
Carbon Sciences, Inc.
filed 2011-11-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of registrant’s common stock outstanding, as of November 11, 2011 was 9,594,567.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$318,843	$38,422
Prepaid expenses	42,471	7,563

TOTAL CURRENT ASSETS	361,314	45,985

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	133,344	91,344
Computer equipment	31,434	28,716
Furniture & fixtures	1,459	1,459
	166,237	121,519
Less accumulated depreciation	(59,203)	(45,800)

NET PROPERTY AND EQUIPMENT	107,034	75,719

OTHER ASSETS
Patents	69,448	37,114

TOTAL ASSETS	$537,796	$158,818

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$53,349	$12,635
Accrued expenses	8,966	11,369
Accrued interest, notes payable	7,635	7,346
Note payable, shareholder	-	25,000

TOTAL CURRENT LIABILITIES	69,950	56,350

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
20,000,000 authorized common shares	-	-
Common Stock, $0.001 par value;
100,000,000 authorized common shares
9,594,567 and 5,120,229 shares issued and outstanding, respectively	9,594	5,120
Additional paid in capital	7,487,774	5,914,530
Accumulated deficit during the development stage	(7,029,522)	(5,817,182)

TOTAL SHAREHOLDERS' EQUITY	467,846	102,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$537,796	$158,818

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					From Inception on
					August 25,2006
	Three Months Ended		Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	466,847	218,649	952,856	1,842,544	6,034,352
Research and development	43,871	61,018	243,330	138,622	946,833
Depreciation expense	4,760	3,286	13,403	11,875	80,000

TOTAL OPERATING EXPENSES	515,478	282,953	1,209,589	1,993,041	7,061,185

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(515,478)	(282,953)	(1,209,589)	(1,993,041)	(7,061,185)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	39,521
Gain on sale of asset	-	-	-	5,045	5,045
Foreign exchange gain/(loss)	(2,108)		(2,108)	-	(2,108)
Penalties	-	-	(29)	-	(79)
Interest expense	(120)	(320)	(614)	(755)	(10,716)

TOTAL OTHER INCOME/(EXPENSES)	(2,228)	(320)	(2,751)	4,290	31,663

NET LOSS	$(517,706)	$(283,273)	$(1,212,340)	$(1,988,751)	$(7,029,522)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.06)	$(0.19)	$(0.43)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	6,840,020	4,783,598	6,531,228	4,584,224

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2010	-	$-	5,120,229	$5,120	$5,914,530	$(5,817,182)	$102,468

Issuance of common stock for cash (unaudited)
(price per share between $1.00 - $2.00)	-	-	1,141,000	1,141	1,480,859	-	1,482,000

Cashless issuance of common stock warrants (unaudited)	-	-	3,333,338	3,333	(3,333)	-	-

Stock compensation cost (unaudited)	-	-	-	-	95,718	-	95,718

Net Loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	-	-	(1,212,340)	(1,212,340)

Balance at September 30, 2011 (unaudited)	-	$-	9,594,567	$9,594	$7,487,774	$(7,029,522)	$467,846

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25, 2006
	Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,212,340)	$(1,988,751)	$(7,029,522)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	13,403	11,875	80,000
Stock issuance for services	-	-	251,038
Stock compensation cost	95,718	1,230,000	1,325,718
Gain on sale of asset	-	(5,045)	(5,045)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(34,908)	7,960	(42,471)
Increase (Decrease) in:
Accounts payable	40,714	8,500	53,349
Accrued expenses	(2,114)	(11,871)	16,601

NET CASH USED IN OPERATING ACTIVITIES	(1,099,527)	(747,332)	(5,350,332)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	24,500	24,500
Patent expenditures	(32,334)	(22,697)	(69,448)
Purchase of equipment	(44,718)	(15,640)	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	(77,052)	(13,837)	(251,437)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	-	25,000	525,000
Repayment of advances and loans	(25,000)	-	(373,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	1,482,000	626,000	5,292,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,457,000	651,000	5,920,612

NET INCREASE/(DECREASE) IN CASH	280,421	(110,169)	318,843

CASH, BEGINNING OF PERIOD	38,422	270,562	-

CASH, END OF PERIOD	$318,843	$160,393	$318,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$120	$158	$3,213
Taxes paid	$800	$800	$3,200

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
From inception on August 25, 2006 through September 30, 2011, the Company issued 69,737 shares of common stock for converted debt in the amount of $265,000, at fair value of $3.80 per share.

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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
SEPTEMBER 30, 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

As of April 29, 2011, the Company authorized a one-for-forty (1:40) reverse split. All share amounts have been retroactively restated reflecting this reverse split.

During the nine months ended September 30, 2011, the Company issued:
•	800,000 shares of common stock at a price of $1.00 per share for gross cash proceeds of $800,000, with warrants attached to purchase 3,200,000 shares of common stock over a period of five years;
•	341,000 shares of common stock at a price of $2.00 for gross cash proceeds of $682,000;
•	3,333,338 shares of common stock upon cashless exercise of warrants to purchase 4,000,000 shares of common stock.

During the nine months ended September 30, 2010, the Company issued:
•	335,714 shares of common stock at a price of $1.40 per share for gross cash proceeds of $470,000;
•	150,000 shares of common stock at a price of $1.04 for gross cash proceeds of $156,000.

4.      STOCK OPTIONS

As of September 30, 2011, the Board of Directors of the Company granted non-qualified stock options to purchase 725,000 shares of common stock to its employees. Each option is exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provisions of the Option agreement, each option expires on the date specified in the option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at exercise prices between $2.80 and $4.31 per share, the market price of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

4.      STOCK OPTIONS AND WARRANTS (Continued)

9/30/2011
Risk free interest rate	.67% - 3.3%
Stock volatility factor	92.21% - 98.23%
Weighted average expected option life	2 - 7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	462,500	$2.90
Granted	262,500	3.45
Exercised	-	-
Expired	-	-
Outstanding, end of period	725,000	$3.38
Exercisable at the end of period	426,250	$2.45
Weighted average fair value of
options granted during the period		$3.47

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended September 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended September 30, 2011 and 2010 is $95,718 and $1,230,000, respectively.

Warrants
During the period ended September 30, 2011, the Company issued no warrants. On July 22, 2011, through a cashless exercise 4,000,000 warrants were exercise to purchase 3,333,338 shares of common stock. At September 30, 2011, the Company had no warrants outstanding.

5.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has no events to report.

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

OVERVIEW

We are a developmental stage company engaged in the development of a patented catalyst technology for the production of synthesis gas (syngas) from natural gas methane (CH4) and carbon dioxide (CO2). We believe the syngas the technology we are developing will be able to be used as a feedstock in the commercial production of gasoline and other liquid transportation fuels.

Our goal is to help reduce the world’s dependence on petroleum by developing technology to enable the cost effective use of natural gas as a feedstock to produce clean and green liquid fuels for use in the existing transportation infrastructure.

We believe that natural gas is the world’s next primary source of fuel. While found in abundant supply at affordable prices in the U.S. and throughout the world, natural gas cannot be used directly in cars, trucks, trains and planes without a massive overhaul of the existing liquid fuels infrastructure. We intend to address this problem by developing an industrial clean-tech process to enable the transformation of natural gas into liquid transportation fuels such as gasoline, diesel and jet fuel. The key to our technology is a patented catalyst that reacts carbon dioxide (CO2) with natural gas methane (CH4) to produce a synthesis gas mixture of hydrogen and carbon monoxide (CO + H2), often referred to as syngas. This syngas can be fed into existing industrial scale gas-to-liquids (GTL) processes to produce liquid fuels.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

General and Administrative Expenses

General and administrative, or G&A, expenses increased by $248,198 to $466,847 for the three months ended September 30, 2011, compared to $218,649 for the prior period September 30, 2010. The increase in G&A for the three months ended September 30, 2011 was due to an increase in professional fees. G&A decreased by $889,688 to $952,856 for the nine months ended September 30, 2011, compared to $1,842,544 for the prior period September 30, 2010. The decrease in G&A expenses was due primarily to a decrease in non-cash stock compensation expense of $1,230,000, and an increase in salaries, and professional fees as compared to the prior period.

Research and Development

Research and Development  or R&D costs decreased by $17,147) to $43,871 for the three months ended September 30, 2011, compared to $61,018 for the prior period September 30, 2010.  The decrease in the R&D for the three months ended September 30, 2011 was due to a decrease in salaries offset by an increase in lab fees. The R&D for the nine months ended September 30, 2011, increased by $104,708 to $243,330, compared to $138,622 for the prior period ended September 30, 2010. The overall increase in R&D was the result of an increase in consulting and lab fees.

Net Loss

Net Loss for the nine months ended September 30, 2011was $1,212,340 compared to $1,988,751 for the prior period September 30, 2010. The overall net decrease of $776,411 in net loss was due to a decrease in non-cash stock compensation cost for the current period, offset by an increase in G&A and R&D expenses. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of September 30, 2011, we had a working capital of $291,364 compared to a working deficit of $10,365 for the year ended December 31, 2010. The increase of $301,729 in working capital was due primarily to equity financing.

During the nine months ended September 30, 2011, the Company used $1,099,527 of cash for operating activities, as compared to $747,332 for the prior period September 30, 2010. The increase of $352,195 in the use of cash for operating activities was primarily due to an increase in operating net loss, an increase in prepaid expenses, and an increase in accounts payable.

Cash used by investing activities was $77,052 for the nine months ended September 30, 2011, as compared to cash used of $13,837 for the prior period September 30, 2010. The net increase of $63,215 in cash used by investing activities in the current period was due to an increase in the purchase of tangible and intangible assets as compared to the prior period ended September 30, 2010, which used fewer funds to purchase tangible and intangible assets, and received proceeds from the sales of a vehicle.

Cash provided from financing activities during the nine months ended September 30, 2011 was $1,457,000 as compared to $651,000 for the prior period ended September 30, 2010. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

Our financial statements as of September 30, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern  as the Company does not generate significant revenue and have negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the first quarter of 2011, we issued Units comprising of an aggregate of 400,000 shares of common stock and warrants to purchase 1,600,000 shares of our common stock at a price of $1.00 per Unit for aggregate gross cash proceeds of $400,000.  Each Unit consisted of 1 share and a warrant to purchase 4 shares of the Company’s common stock.  The warrants were exercisable at a price of $1.00 for a term of five years. The net proceeds of the sales were used for working capital purposes. The warrants were subsequently exercised on a cashless basis for 1,333,335 shares of common stock.

During the second quarter of 2011, we issued Units comprising an aggregate of 400,000 shares of common stock and warrants to purchase 1,600,000 shares of our common stock at a price of $1.00 per Unit for aggregate gross cash proceeds  of $400,000. Each Unit consisted of 1 share and a warrant to purchase 4 shares of the Company’s common stock.  The warrants were exercisable at a price of $1.00 for a term of five years. The net proceeds of the sales were used for working capital purposes. The warrants were subsequently exercised on a cashless basis for 1,333,335 shares of common stock.

During the third quarter of 2011, we issued 341,000 shares of our common stock at a price of $2.00 per share for aggregate gross cash proceeds of $682,000. The net proceeds of the sales were used for working capital purposes

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert the greenhouse gas, carbon dioxide (CO2), into liquid fuels.  We plan to develop our technology and focus our efforts on licensing this technology to solutions providers in the energy and industrial sectors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2011, we issued 341,000 shares of our common stock at a price of $2.00 per share for aggregate gross cash proceeds of $682,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 14, 2011.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)