Form 10-K
period 2011-12-31
Carbon Sciences, Inc.
filed 2012-03-30
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
T	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC-Bulletin Board on June 30, 2011 was $22,862,798.

The number of shares of registrant’s common stock outstanding, as of March 30, 2012 was 9,893,138.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K  to “Carbon Sciences”, the “Company”, “we”, “us”, or “our” refer to Carbon Sciences, Inc.

Introduction

We are currently developing a technology to make transportation fuels and other valuable products from natural gas methane (CH4) and carbon dioxide (CO2).  Our highly scalable, clean-tech process will enable the world to reduce its dependence on petroleum by transforming abundant and affordable natural gas into gasoline, diesel and jet fuel, and other products, such as hydrogen, methanol, ammonia, solvents, plastics and detergent alcohols.  The key to this process is a breakthrough catalyst that can reduce the cost of reforming natural gas into synthetic gas (syngas), the most costly step in making products from natural gas.

Our goal is to help reduce the world’s dependence on petroleum by developing technology to enable the cost effective use of natural gas as a feedstock to produce clean and green liquid fuels for use in the existing transportation infrastructure.

We believe that natural gas is the world’s next primary source of fuel. While found in abundant supply at affordable prices in the U.S. and throughout the world, natural gas cannot be used directly in cars, trucks, trains and planes without a massive overhaul of the existing liquid fuels infrastructure. We intend to address this problem by developing an industrial clean-tech process to enable the transformation of natural gas into liquid transportation fuels such as gasoline, diesel, jet fuel and other valuable products. The key to our technology is a patented catalyst that reacts carbon dioxide (CO2) with natural gas methane (CH4) to produce a synthesis gas mixture of hydrogen and carbon monoxide (CO + H2), often referred to as syngas. This syngas can be fed into existing industrial scale gas-to-liquids (GTL) processes to produce liquid fuels.

We believe our competitive advantage over other natural gas reforming technologies is that our processes can significantly lower the cost of  reforming natural gas into synthetic gas (syngas), the most costly step in the gas-to-liquids (GTL) process for making liquid transportation fuels from natural gas.  As part of our business plan, we intend to demonstrate and prove this point.  Based on original laboratory testing results and validated in commercial testing facilities, we believe that we have a very robust reforming catalyst to enable cost effective syngas production.

Our business model is to develop and license technologies related to our catalyst such as but not limited to methods of manufacturing, integration into existing syngas processes and new process designs. We do not intend to manufacture or sell catalyst, syngas or any final products in the market place. We will seek to license our intellectual property portfolio to catalyst manufacturers, as well as to energy, chemical and engineering firms throughout the world for the purposes of syngas and fuel production.

While natural gas is currently the largest source of methane for gas-to-liquids production, other renewable sources of methane such as landfill gas, algae biomass, flare gas, and livestock gas can be captured and used as the methane feedstock for our technology.

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc.  Our name was changed to Carbon Sciences, Inc on April 9, 2007.  Our principal executive offices are located at 5511-C Ekwill Street, Santa Barbara, CA 93111, and our telephone number is (805)456-7000.  Our fiscal year end is December 31.

Market Opportunity

In the International Energy Outlook 2010 report, the EIA predicts that worldwide energy consumption will increase by 49% from 2007 to 2035.  This increase translates to a requirement of over 114 million barrels of crude oil per day in 2035, up from 86 million barrels per day in 2007.  The EIA reports that the biggest use of crude oil, making up nearly 80% of the increase, is in the production of liquid fuels for the transportation sector.

The 2010 World Energy Outlook report published by the IEA stated that 2006 was the year that the world’s conventional oil production reached its peak of 70 million barrels per day.

In the World Energy Outlook 2011 report, the IEA postulates that the world is entering a “Golden Age of Gas.”  Management believes that while the supply of world crude oil is declining, the global natural gas resource base is vast and widely dispersed geographically. The IEA estimates that conventional recoverable gas resources are equivalent to more than 120 years of current global consumption, while total recoverable resources could sustain today’s production for over 250 years.

The current global market for hydrogen exceeds $150 billion/year with methanol at more than $20 billion/year.  Steam reforming of natural gas into syngas (CO+H2) is the most common way to make hydrogen and methanol.  In fact, 95% of the hydrogen in the U.S. is produced by steam reforming.  The 2,000 existing steam reforming plans in the world usually replace their catalysts every 3-5 years.  Many of these catalyst replacements cost as much as $5-$10MM.

Carbon Sciences is developing one version of its proprietary catalyst to be a drop-in replacement for existing steam reforming catalyst.  Our catalyst will benefit operators by delivering more output at a lower cost.  This is accomplished by reducing the amount of steam required, which directly translates to lower energy costs, lower CO2 emissions, and higher profits from greater processing throughput.

We believe that we can apply our technology to natural gas resources to enable the production of non-petroleum liquid fuels to meet the world’s growing demand for use in cars, trucks, planes and ships.  Additionally, because our technology consumes CO2, we believe we can help reduce the amount of CO2 emissions being released into the atmosphere, which we believe is harmful to the environment and may contributes to climate change.

Most of the world’s natural gas reserves contain some amount of CO2, which must be removed before the natural gas methane is marketable. If the CO2 content is high, then the removal process is prohibitively expensive, therefore leaving those natural gas reserves uneconomical to develop.  Since our technology uses CO2 and methane as feedstocks, it can utilize high CO2 natural gas reserves directly.  Natural gas containing as much as 50% CO2 by volume is suitable for our syngas technology.  We believe this is a specific GTL market opportunity that existing technologies cannot address.

Gas to Liquids Overview

Many natural gas proponents are proposing the use of compressed natural gas (CNG) or liquefied natural gas (LNG) for use in new trucks and other vehicles. We believe this is a step in the right direction, but new engines mean new and expensive infrastructure. We believe a better solution is the direct transformation of natural gas into gasoline, diesel and jet fuel for use in existing engines and fuel delivery infrastructure.

We believe there are four main reasons why natural gas should be the new feedstock for liquid fuels:

•	Energy independence from petroleum;
•	Resulting liquid fuels can be used directly in the existing infrastructure;
•	Natural gas is abundant and affordable; and
•	Reduction of greenhouse gas emissions.

Current industrial scale gas-to-liquids (GTL) technology, invented by German chemists Franz Fischer and Hans Tropsch in the 1920’s, can convert a gas mixture of hydrogen (H2) and carbon monoxide (CO) into liquid fuels without using petroleum. However, H2 and CO do not exist naturally and must be manufactured synthetically. There are a number of ways to make this synthesis gas, or syngas, but the most promising and scalable approach is the reforming of natural gas, which is primarily methane (CH4).

There are four (4) known processes to reform natural gas (methane) into syngas:

•	Steam Reforming – Reacts steam with methane.
•	Partial Oxidation – Reacts pure oxygen with methane.
•	Autothermal Reforming – A combination of steam and partial oxidation reforming.
•	Dry Reforming – Reacts carbon dioxide with methane, without steam or oxygen.

To our knowledge, there are no commercial dry reforming syngas technologies available for GTL applications.  In addition, none of the other natural gas reforming technologies can be utilized with natural gas fields that contain high CO2 contents.

Our Syngas Technology

 The following diagram illustrates how our processes compare to a conventional reforming system.

We are developing two versions of our breakthrough catalyst that can reduce the cost of reforming natural gas into synthetic gas (syngas), the most costly step in making products from natural gas.

I.	Dry Reforming. Another version of our catalyst can be used with captured CO2 or high CO2 content natural gas to make syngas.

We believe that with the help of a catalyst such as the one we are developing, a cost effective commercial grade dry reforming front end can be implemented, and will result in lower capital and operating costs when compared to other reforming processes for the following reasons: (i) does not use oxygen or steam, both of which require large co-production plants that consume large amounts of energy, (ii) is expected to require less capital because of reduced need for oxygen or steam plants, (iii) consumes CO2, an inexpensive product often already in natural gas reserves. We cannot predict whether the catalyst will be engineered as a drop-in catalyst for certain existing syngas plants or whether there may be a need to build new plants optimized to take advantage of our catalyst.

Current commercial dry reforming catalysts are made from rare noble metals, such as palladium and ruthenium, which are expensive and not suitable for mass-market applications, such as fuel production. To our knowledge, there are no commercial dry reforming technologies that are used in GTL applications. Based on our research, we believe that the reason for this is the lack of a low cost catalyst capable of running for a long period of time. We believe the catalyst we are developing will be an innovative catalyst which will address these issues.

Our currently patented catalyst has the following characteristics that we believe are not available from other known dry reforming catalysts:

•	Made from inexpensive, readily available metals, such as nickel and aluminum
•	High conversion efficiency of CO2 and CH4 into syngas
•	Minimum coking. Coking is the deposition of carbon on the catalyst surface that inhibits the catalyst activity and performance.
•	Over 1,000 hours of runtime. Long runtime eliminates the need for frequent and costly system shutdowns to reload the catalysts.

II.
Steam Reforming.  One version of our catalyst can be used as a drop-in replacement for existing steam reforming catalyst to reduce the cost and increase the production of syngas, primarily for the production of hydrogen and methanol.

Steam reforming of natural gas to syngas is the primary method for making valuable, large volume products, such as hydrogen, methanol, ammonia, solvents, plastics and detergent alcohols.  Our highest priority is developing a drop-in replacement catalyst to increase the output and lower the cost of steam reforming.  Minimal equipment and plant changes will be needed by existing operators to use the steam reforming version of our catalyst.

Our patented catalyst is currently in a powdered form not yet suitable for industrial use. Our plan is to develop an industrial form of this catalyst, such as pellets, which may include adding new materials or designing new manufacturing methods. We are in the early research and development phase of this process. We intend to enter into discussions with catalyst manufacturers regarding possible co-development arrangements for developing the commercial catalyst. We expect to complete the commercial form of our catalyst by the end of 2012.  By the end of 2013, we expect to complete the design of an industrial syngas production process optimized for our catalyst.  After that we expect to build a demonstration system in 2014, either by ourselves or in conjunction with strategic partners.  Once our commercial catalyst is proven in a demonstration system, we intend to aggressively expand our business development efforts and seek customers and strategic partners to license our technology.

Business Model

We are a technology development and licensing company. We do not intend to manufacture and market syngas or fuel as a final product. Instead, we will seek to license our intellectual property portfolio to catalyst manufacturers, as well as to major energy, chemical and engineering firms throughout the world for the purposes of syngas and fuel production.

For example, we will seek to license our catalyst technology to existing catalyst manufacturing companies who will be responsible for the manufacturing and sale of the physical catalysts. We may charge the manufacturer a royalty fee based on its catalyst sales. Likewise, we will seek to license or jointly develop various industrial syngas generation process designs based on our catalyst with engineering and construction firms. We may charge these firms a royalty fee based on their revenues received in the engineering and construction of syngas plants using our technology.

Marketing Strategy

We expect that our marketing strategy will include media and analyst communication, blogs, and selected trade show attendance. We intend to utilize appropriate opportunities to place our brand in general and industry specific publications, using press releases, white papers and authored articles and Internet publications.

Research and Development

We have hired technical personnel and have retained a number of scientific advisors and part-time technical contractors, to help us develop and commercialize our technology. We have purchased and developed research apparatus that enables us to refine our methodology and demonstrate our technology. Using computer-aided process engineering tools, we plan to develop a detailed computer simulation model that will allow us to demonstrate the commercial viability of our system.

In addition, we have entered into a consulting agreement with Emerging Fuels Technology or EFT based in Tulsa, OK to provide laboratory services to support the development of our process to convert CO2 and methane into syngas.  EFT’s core competency is in the areas of Fischer-Tropsch and related synthesis and hydroprocessing chemistry.  Pursuant to the agreement with EFT, we agreed to pay standard rates for time spent by EFT of $200 per hour for consulting services performed by their principals, and $50 per hour to $400 per day for laboratory services, and to reimburse EFT for the reasonable expenses incurred during the term of the agreement. The consulting agreement may be terminated at any time by either party by giving notice.

We have also entered into a consulting agreement with Dr. Howard Fong pursuant to which he is serving as our chief scientific advisor. The agreement with Dr. Fong provides for a monthly fee of $15,000. The consulting agreement runs through December 2012. However, we have an option to extend the term for an additional year through December 2013.  See “Management –Key Consultants”

Government Regulation

We are a technology development and licensing company and do not intend to sell, manufacture or produce any products. We are currently not subject to any government regulations that have a material effect on our operations. Additionally, we are not aware of any pending legislation or regulations that would have a material effect on our operations.

Manufacturing and Distribution

As a technology licensing company, we do not intend on manufacturing and distributing any products as our primary business operation.  However, we may build demonstration systems, either by ourselves or in conjunction with strategic partners.

Intellectual Property

We have filed numerous patent applications with the United States Patent and Trademark Office in the course of our business history.

On December 23, 2010, we entered in to a License Agreement with the University of Saskatchewan  or UOS, pursuant to which we have an exclusive, worldwide, sub-licensable, royalty-bearing right and license to make, have made, use, offer for sale, sell, reproduce, distribute, incorporate into other technology, or otherwise exploit certain patent-pending technology and relevant improvements from UOS, for a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas. This License Agreement commenced on December 23, 2010, and will continue until the expiration date of the last of the licensed patents. In consideration for the grant of the patents, we are required to pay license fee of $20,000 a year for the term of the license Agreement. In addition, we are obligated to pay UOS $50,000 upon the first application of a licensed product in a pilot-scale or commercial facility and $50,000 upon the first sale of a licensed product. We are also required to pay royalties ranging from 0.9% to 3.6% of the sales revenue from a customer that uses a tangible licensed product or system made by us. In the event that we sublicense the licensed patents, we shall pay UOS sublicense compensation ranging from 6.25% to 12.5% of the sublicense fees that we receive. Under the License Agreement, we are also required to maintain general liability insurance with policy limits of no less than $2,000,000 during the term of the License Agreement and products liability insurance coverage with policy limits of no less than $5,000,000 to protect against our activities in relation to the license agreement.

The License Agreement may be terminated upon the party’s mutual consent or upon the expiration of six months after notice of termination to the UOS. In addition, the License Agreement may be terminated upon the occurrence of an event of default under the agreement.

The patent subject to the license agreement was issued by the PTO on July 26, 2011 as patent No.7,985,710.

We intend to continue our research and development efforts in dry reforming. Based on the UOS catalyst and new developments in the course of our business, we intend to file additional applications and build a global patent portfolio related to methods of catalyst preparation, commercial form of the catalyst, application of the catalyst, process design and optimizations. Until patent protection is granted, we must rely on trade secret protection, which requires reasonable steps to preserve secrecy.  Therefore, we require that our personnel, contractors and sublicensees not disclose the trade secrets and confidential information pertaining to the technology. In addition, trade secret protection does not provide any barrier to a third party “reverse engineering” fuel made with the technology, to the extent that the technology is readily ascertainable by proper means. Neither the patent, if it issues, nor trade secret protection will preclude third parties from asserting that the technology, or the products we or our sub-licensees commercialize using the technology, infringes upon their proprietary rights.

Competition

The market for liquid fuel is large, as is the number of competitors providing technology to the fuel industry. For example, companies that offer fuel production technologies include UOP LLC (A Honeywell Company), Chevron Corp, Royal Dutch Shell plc, BP plc, and ExxonMobil Corp.

We do not compete directly with other firms in the production of fuel from natural gas. Instead, we compete with technology firms that offer natural gas reforming technologies such as steam reforming, partial oxidation and autothermal. We are not aware of any commercially available dry reforming technology for GTL applications. There can be no assurance that companies are not currently developing or will develop technology similar to the one we are developing. There are, however, commercial dry reforming catalysts made from rare earth metals, but they are not used for GTL applications.

We believe our main competitive advantage over the current natural gas proponents is the cost of adapting equipment to use natural gas.  Since the vast majority of trucks and vehicles are designed for consumption of petroleum-based fuels, many natural gas proponents often experience a second cost disadvantage – the expense of adopting new engines for these vehicles. We believe the ability of our technology to transform natural gas directly to gasoline, diesel and jet fuel for use in existing engines and fuel delivery infrastructure improves our ability to compete with the current natural gas proponents.

Technology Development Partners

We have entered into an agreement with Emerging Fuels Technology based in Tulsa, OK to provide laboratory and consulting services to support the development of our dry reforming technology. We may enter into technology development partnerships with other companies.

Employees

As of March 30, 2012 we had 3 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good. We have used an outsourced work-for-hire development model to date.  We intend to increase our internal research and development staffing with the proceeds of this offering.

ITEM 1A.       RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of development and have limited operating history which you can base an investment decision.

We were formed in August 2006 and are currently developing a new technology that is still being developed for commercial use. We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2010 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing. While this offering addresses such concern and is expected to see us through until we begin to generate revenues, our ability to generate such revenues will depend on whether we can successfully develop, commercialize and license our technology and make the transition from a development stage company to an operating company.  We expect to continue to incur losses until approximately 2015 when we estimate we may begin to generate revenues. In making your evaluation of our prospects, you should consider that we are a start-up business focused on a new technology, are designing solutions that have no proven market acceptance, and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully commercialize our technology, operate profitably or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

Our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to successfully complete the development of our technology or enter into licensing agreements with third parties on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2011, we incurred an aggregate net loss, and had an accumulated deficit, of $7,678,672. For the years ended December 31, 2011 and 2010, we incurred net losses of  $1,861,490 and $2,302,583. Our losses are expected to continue to increase for at least the next 48 months as we commence full scale development of our technology.  We believe we will require at least the net proceeds of this offering to make this transition and do not expect to transition from a development stage company to an operating company until 2015.  As we do make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

Sufficient customer acceptance for our technology may never develop or may take longer to develop than we anticipate, and as a result, our revenues and profits, if any, may be insufficient to fund our operations.

Sufficient markets may never develop for our technology, may develop more slowly than we anticipate or may develop with economics that are not favorable for us. The development of sufficient markets for our technology at favorable pricing may be affected by cost competitiveness of our technology, customer reluctance to try new technology and emergence of more competitive technologies. Because out technology has not yet been used to manufacture syngas or liquid fuels, potential customers may be skeptical about product stability, supply availability, quality control and our financial viability, which may prevent them from purchasing our technology or entering into long-term licensing agreements with us. We cannot estimate or predict whether a market for our technology will develop, whether sufficient demand for our technology will materialize at favorable prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and adversely impacted.
The ability of our catalyst technology to be utilized on a commercially sustainable basis is unproven, and until we can develop and prove our technology, we likely will not be able to generate or sustain sufficient revenues to continue operating our business.

While producing syngas is not a new technology, our dry reforming catalyst is not currently suitable for commercial use and has never been utilized on a commercially sustainable basis. The tests that we have conducted to date with respect to our technology have been performed in a limited scale environment, and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. While industrial processes exist to convert syngas into liquid fuels, we have not conducted end-to-end tests on the ability of our technology to produce liquid gas.

We have never utilized our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Our technology requires further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any meaningful revenues or profits.

We likely will not be able to generate significant revenues until we can successfully validate the performance of our technology with customers.

To date, we have generated no revenues. Revenue generation could be impacted by any of the following:

•	delays in demonstrating the technological advantages or commercial viability of our proposed technology;
•	delays in developing our technology; and
•	inability to interest early adopter customers in our technology.

We may not be able to enter into agreements to license our technology at prices that will cover our costs. Potential customers may require lengthy or complex trials or long sampling periods before committing to license our technology.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Due to the continued disruption in the financial markets arising from the global recession and the slow pace of economic recovery, many of our potential customers are unable to access capital necessary to accommodate the use of our technology.  Many are operating under austerity budgets that limit their ability to invest in infrastructure necessary to use alternative fuels and that make it significantly more difficult to take risks with new fuel sources. As a result, we may experience increased difficulties in convincing customers to adopt our technology as a viable alternative at this time.

We may not be able to generate revenues from licensing our technology.

Our business plan includes, as our main revenue stream, the collection of royalties through licensing our technology intellectual property portfolio that we currently have and will build in the course of our business.  Companies to which we grant licenses may not be able to produce, market and sell enough products to pay us royalty fees or they may default on the payment of royalties. We may not be able to achieve profitable operations from collecting royalties from the licensing of our proprietary technology.

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

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. Competition for these qualified personnel is intense. We are highly dependent on our management, including Mr. Byron Elton, who has been critical to the development of our business. The loss of the services of Mr. Elton could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Elton. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Elton or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

The strategic relationships upon which we may rely are subject to change.

Our ability to successfully test our technology and identify and enter into commercial arrangements with licensees will depend on developing and maintaining close working relationships with industry participants. These relationships will need to change and evolve over time, as we enter different phases of development. Our strategic relationships most often are not yet reflected in definitive agreements, or the agreements we have do not cover all aspects of the relationship. Our success in this area also will depend on our ability to select and evaluate new strategic relationships and to consummate transactions.  To test our technology, we will be dependent on strategic partners for the use or construction of demonstration systems. Our inability to identify suitable companies or enter into and maintain strategic relationships may affect our ability to commercialize our technology and impair our ability to grow. The terms of relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to maintain these relationships.

Failure to obtain the patents for our applications could prevent us from securing royalty payments in the future, if appropriate.

In addition to our license to the patented UOS catalyst, we intend to file new patent applications and build a global patent portfolio related to the methods of catalyst preparation, commercial form of the catalyst, application of the catalyst, process design and optimizations, in the normal course of our business. We cannot be certain that patents will be granted nor can we be certain that other companies will not file for patent protection for the similar technology before us. Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights. Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments. This could result in inadequate revenue and cause us to cease operations.

We may never fully realize the value of our technology license agreement, which presently is the principal asset reflected on our balance sheet.

We may not be successful in realizing the expected benefits from our Exclusive License Agreement with the UOS.  We intend to incorporate the licensed technology in our development of a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas. To date, we have incurred approximately $915,867 in research and development costs separate from our license payments, and we are continuing to incur additional research and development costs to commercialize the catalyst and optimize the process.

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing technology.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, we could not be certain that no infringement exists, particularly as our products have not yet been fully developed. We may need to acquire additional licenses from third parties in order to avoid infringement claims, and any required licenses may not be available to us on acceptable terms, or at all. To the extent infringement claims are made, we could incur substantial costs in the resulting litigation, and the existence of this type of litigation could impede the development of our business.

We anticipate filing patent applications both in the U.S. and in other countries, as appropriate. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our technology by obtaining and defending patents. These risks and uncertainties include but are not limited to the following:

•	Patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage.
•
Our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets.

•
Countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

In addition to patents, we also intend to rely on trade secrets and proprietary know-how. Although we take measures to protect this information by entering into confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators, we cannot provide any assurances that these agreements will not be breached, that we will be able to protect ourselves from the harmful effects of disclosure if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

Patent protection and other intellectual property protection are important to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

Intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.

We may become subject to infringement claims or litigation arising out of patents and pending applications of competitors, or additional proceedings initiated by third parties or the United States Patent and Trademark Office, or PTO, to reexamine the patentability of our licensed patents. The defense and prosecution of intellectual property suits, PTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or PTO proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, restrict or prevent us from selling our technology in certain markets, or invalidate or render unenforceable our licensed or owned patents. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

If we infringe the rights of third parties we could be prevented from licensing our technologies and forced to pay damages, and defend against litigation.

If our methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to do one or more of the following:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others;
•	pay damages; or
•	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Any of these events could substantially harm our financial condition and operations.

Our technology may become ineffective or obsolete.

To be competitive in the industry, we may be required to continually enhance and update our technology. The costs of doing so may be substantial, and if we are unable to maintain the efficacy of our technology, our ability to compete may be impaired. In addition, interest in our technology may wane as alternative fuels and other energy sources gain market acceptance. If competitors develop, obtain or license technology that is superior to ours, we may lose our competitive edge which may have a material adverse effect on our business, financial condition, results of operations and prospects.

Competition resulting from advances in alternative fuels may reduce the demand for our technology.

Alternative fuels and other energy sources are continually under development.  A wide array of entities, including automotive, industrial and power generation manufacturers, the federal government, academic institutions and small private concerns are seeking to develop alternative clean-power systems.  These technologies include using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digestors, and the production of electricity from wind and tidal energy systems, among other potential sources of renewable energy.  If these alternative fuels continue to expand and gain broad acceptance, there may not be sufficient interest in our technology.

  If we breach or default under our license agreement with the UOS, the licensor will have the right to terminate the license agreement, which termination may materially harm our business.

The success of our business will depend in part on the maintenance of our license agreement with UOS. Pursuant to the terms of the license agreement, we are required to pay UOS an additional $20,000 in cash per year until the expiration date of the last of the licensed patents. In addition, we are required to pay an aggregate of $100,000 if we hit certain commercialization milestones. The license agreement also provides that UOS may terminate the agreement if we file an assignment in bankruptcy or apply for reorganization or other similar proceedings. To the extent we default on any of the required payments or breach any other material provisions of the license agreement, UOS could terminate the agreement and pursue any remedy available to it in law or in equity, in which event we would lose our rights to commercialize our technology covered by the license, which loss may materially harm our business.

Our current and potential competitors, some of whom have greater resources than we do, may develop products and technologies that may cause demand for, and the prices of, our products to decline.

While we are not aware of any direct competitors offering commercial dry reforming technology to produce liquid fuels from natural gas, our potential customers may choose to buy or build their own systems instead of licensing our technology. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop technology comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their technology than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

RISKS RELATING TO OUR COMMON STOCK

Our common stock is subject to volatility.

There can be no assurance that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to the industry or to our own business or prospects;
•	regulatory, legislative, or other developments affecting us or the industry generally;
•	sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and
•	market conditions specific to biopharmaceutical companies, the healthcare industry and the stock market generally.

If our common stock remains subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.  It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of blank check preferred stock.  Currently no preferred shares are issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 9,594,567 shares of our common stock outstanding as of December 31, 2011, approximately 2,221,568 shares are freely tradable without restriction, as of December 31, 2011. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our management will have broad discretion over the use of the net proceeds from this offering and we may use the net proceeds in ways with which you disagree.

We currently intend to use the net proceeds from this offering for general corporate purposes and working capital. We have not allocated specific amounts of the net proceeds from this offering for any of the foregoing purposes. Accordingly, our management will have significant discretion and flexibility in applying the net proceeds of this offering. You will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that the net proceeds will be invested in a way that does not yield a favorable, or any, return for us or our stockholders. The failure of our management to use such funds effectively could have a material adverse effect on our business, prospects, financial condition, and results of operation.

We are controlled by our current officers, directors and principal stockholders.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 8.24% of outstanding shares of common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions, such as merger or other sale of our company or assets. Thus, actions might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

ITEM 2.      PROPERTIES.

Our principal office is located at 5511C Ekwill Street, Santa Barbara, California 93111. We lease approximately 2,800 square feet.  Our lease provides for a monthly base rent of $2,800 per month through September 30, 2011. Commencing October 1, 2011, our monthly base rent increased to $2,884 and shall increase annually thereafter by 3%.   The current term of the lease expires September 30, 2012.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.      MINE SAFETY DISCLOSURES
N/A

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “CABN” since September 28, 2007.  The following table provides, for the periods indicated, the range of high and low bid prices for our common stock.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Where applicable, the prices set forth below give retroactive effect to our one-for-forty reverse stock split which was effected on May 9, 2011.

Fiscal Year 2009	High	Low
First Quarter	$13.60	$5.60
Second Quarter	12.80	8.00
Third Quarter	9.20	2.36
Fourth Quarter	7.80	3.60

Fiscal Year 2010	High	Low
First Quarter	$6.16	$3.28
Second Quarter	4.60	2.00
Third Quarter	4.40	2.84
Fourth Quarter	3.80	1.84

Fiscal Year 2011	High	Low
First Quarter	$3.60	$2.40
Second Quarter	6.50	2.40
Third Quarter	6.30	2.12
Fourth Quarter	3.35	1.40

On March 30, 2012 there were 106 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

 Common Stock

Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, $.001 par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 30, 2012, our common stock was held by 106 stockholders of record and we had 9,893,138 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street Canton, MA 02021.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	2,000,000

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this filing. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

Our Company

Innovating at the forefront of chemical engineering, Carbon Sciences is developing a breakthrough technology to make cleaner and greener transportation fuels and other valuable, large volume products from natural gas.  Our highly scalable, clean-tech process will enable the world to reduce its dependence on petroleum by transforming abundant and affordable natural gas into gasoline, diesel and jet fuel, and other products, such as hydrogen, methanol, ammonia, solvents, plastics and detergent alcohols.  The key to this process is a breakthrough catalyst that can reduce the cost of reforming natural gas into synthetic gas (syngas), the most costly step in making products from natural gas.

Our goal is to help reduce the world’s dependence on petroleum by developing technology to enable the cost effective use of natural gas as a feedstock to produce clean and green liquid fuels for use in the existing transportation infrastructure.

We believe that natural gas is the world’s next primary source of fuel. While found in abundant supply at affordable prices in the U.S. and throughout the world, natural gas cannot be used directly in cars, trucks, trains and planes without a massive overhaul of the existing liquid fuels infrastructure. We intend to address this problem by developing an industrial clean-tech process to enable the transformation of natural gas into liquid transportation fuels such as gasoline, diesel, jet fuel and other valuable products.  Our competitive advantage over other natural gas reforming technologies is that our processes can significantly lower the cost of reforming natural gas into synthetic gas (syngas), the most costly step in the gas-to-liquids (GTL) process for making liquid transportation fuels from natural gas.  As part of our business plan, we intend to demonstrate and prove this point.  Based on original laboratory testing results and validated in commercial testing facilities, we believe that we have a very robust reforming catalyst to enable cost effective syngas production.

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2010 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing. Subsequent to December 31, 2010, we obtained $1,482,000 in private placements. We believe that the financings received by us after December 31, 2010 and the net proceeds of this offering will fully address such concern and enable us to complete development of our catalyst and commercially deploy our technology, and implement our business plan through such time as revenues support our operations. If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing. There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with GAAP, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

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

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

General and Administrative Expenses

                    G&A expenses decreased by $(661,722) to $1,436,727 for the year ended December 31, 2011, compared to $2,098,449 for the year ended December 31, 2010. This decrease in G&A expenses was primarily due to the decrease of $(1,012,239)  in non-cash stock compensation expense compared to the prior year.  This was partially offset by the increase in other G&A expenses of $350,517.

Research and Development

                    R&D costs increased by $209,649 to $402,160 for the year ended December 31, 2011 compared to $192,511 for the year ended December 31, 2010. This increase in R&D costs was the result of an increase in outside consulting fees and supplies for testing and research of product development.

Net Loss

                    Net loss decreased by $(441,093) to $1,861,490 for the year ended December 31, 2011, compared to $2,302,583 for the year ended December 31, 2010.  This decrease in net loss was the result of a decrease in non-cash stock compensation expense of $1,012,239, and the overall increase in operating expenses of $571,146. We had no revenues.

Liquidity and Capital Resources

                   As of  December 31, 2011, we had a working deficit of $(230,854) compared to a working deficit of $(10,365) for the year ended December 31, 2010. The decrease of $(220,489) in working capital was due primarily to more current liabilities.

                   During the year ended December 31, 2011, we used $(1,509,968) of cash for operating activities, as compared to $(1,052,481) for the prior period December 31, 2010. The increase of $457,487 in the use of cash for operating activities was primarily due to an increase in operating net loss, in prepaid expenses, and in accounts payable.

                   Cash used by investing activities was $(78,189) for the year ended December 31, 2011, as compared to cash used of $(30,659) for the prior period ended December 31, 2010. The net increase of $(47,530) in cash used by investing activities in the current period was due to more funds used to purchase tangible and intangible assets as compared to the prior period ended December 31, 2010, which used fewer funds to purchase tangible and intangible assets, and received proceeds from the sale of a vehicle.

                  Cash provided from financing activities during the year ended December 31, 2011 was $1,557,000 as compared to $851,000 for the prior period ended December 31, 2010. Our capital needs have primarily been met from the proceeds of equity financings, and investor loans, as we are currently in the development stage and had no revenues.

                  Our financial statements as of December 31, 2011 have been prepared under the assumption that we would continue as a going concern. Our independent registered public accounting firm issued their report dated March 30, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern  as the Company does not generate significant revenue and has negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the second quarter of 2011, we issued Units comprising an aggregate of 800,000 shares of common stock and warrants to purchase 3,200,000 shares of our common stock  at a price of $1.00 per Unit for aggregate gross cash proceeds  of $800,000. Each Unit consisted of 1 share and a warrant to purchase 4 shares of the Company’s common stock.  The warrants were exercisable at a price of $1.00 for a term of five years. The net proceeds of the sales were used for working capital purposes. The warrants were subsequently exercised on a cashless basis for 1,333,335 shares of common stock.

During the third quarter of 2011, we issued 341,000 shares of our common stock at a price of  $2.00 per share for aggregate gross cash proceeds of $682,000. The net proceeds of the sales were used for working capital purposes.

Through this offering, we will increase funds available for the development of our business plan and working capital. For the next 48 months, we expect cash needs of up to $3,000,000 to allow us to increase our technical staff and outside laboratory services, increase our business development staff and to cover our ongoing working capital needs.  We believe that the net proceeds from this offering will provide us with the capital needed for these plans.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2011, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

           None.

 PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Byron Elton	58	Chairman, Chief Executive Officer, President and Acting Chief Financial Officer
Roland F. Bryan	77	Director
Daniel Nethercott	51	Director

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

Key Consultants

Dr. Howard Fong –Dr. Fong currently serves as our chief scientific advisor pursuant to a consulting agreement. Dr. Fong received his Bachelor of Science in Chemical Engineering from San Jose State University in 1971, and Ph.D. in Chemical Engineering from the University of California, Berkeley in 1975. Dr. Fong joined Shell Development Company (Shell Oil Company) at the Westhollow Technology Center in Houston, Texas in 1975, and rose to the rank of Managing Engineer, where he was responsible for the assessment and commercialization of new technologies. Dr. Fong retired from Shell in April 2010 and has served as a consultant to the Company since January 2011. Dr. Fong has experience working with start-up companies, providing critical techno-economic evaluations and charting the path for successful commercialization

Family Relationships

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

COMMITTEES OF THE BOARD

Committees of the Board

Audit Committee. Our audit committee is comprised of Roland Bryan and Daniel Nethercott. Mr. Bryan qualifies as an audit committee financial expert. Each member of the audit committee qualifies as independent under Nasdaq Marketplace Rules. Our audit committee is authorized to:

•	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

•	resolve any disagreements between management and the auditor regarding financial reporting;

•	pre-approve all auditing and non-audit services;

•	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

•	meet with our officers, external auditors, or outside counsel, as necessary; and

•	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

Compensation Committee. Our compensation committee is comprised of Roland Bryan, as Chairman, and Daniel Nethercott, and is authorized to:

•	discharge the responsibilities of the board of directors relating to compensation of the our directors, executive officers and key employees;

•	assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

•	oversee the annual process of evaluation of the performance of our management; and

•	perform such other duties and responsibilities as enumerated in and consistent with compensation committee’s charter.

Nominating Committee., Our nominating committee is comprised of Daniel Nethercott, as Chairman, and Roland Bryan and is authorized to:

•	assist the board of directors by identifying qualified candidates for director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of shareholders;

•	lead the board of directors in its annual review of its performance;

•	recommend to the board director nominees for each committee of the board of directors; and
•	develop and recommend to the board of directors corporate governance guidelines applicable to us.

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

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation for years ended December 31, 2011 and 2010 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2010 whose total compensation exceeded $100,000, which we refer to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Byron Elton, CEO,	2011	300,000	30,000	0	575,250	0	0	0	905,250
President and Acting CFO*	2010	250,000	0	0	900,000	0	0	0	1,150,000

Naveed Aslam,	2011	0	0	0	0	0	0	0	0
CTO **	2010	120,000	0	0	0	0	0	0	120,000

*
Mr. Elton was appointed President and Chief Operating Officer on January 5, 2009 and as Chief Executive Officer and Chairman on May 20, 2009. The fair value of the stock option award to Mr. Elton was estimated using the Black-Scholes option pricing model. The estimated fair value was determined based on the market price of the Company’s stock on the date of grant.

**	Dr. Aslam was appointed Chief Technology Officer on January 7, 2009. On December 24, 2010, the Company accepted the resignation of Dr. Aslam effective as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Byron Elton CEO, President and Acting CFO	162,500 375,000	0 0	0 0	$4.31 $2.92	7/11/2018 4/23/2017

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. No compensation was paid to non-employee directors during the fiscal year ended December 31, 2011. Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

Stock Option and Other Long-term Incentive Plan

On November 2, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan,  or the 2011 Plan. Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986,as amended,  or the Code, or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.  There are  2,000,000 shares of common stock reserved for issuance under the 2011 Plan. A summary of the terms and provisions of the 2011 Plan are described below.

           The primary purpose of the 2011 Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us. Under the 2011 Plan, options may be granted to employees, officers, directors or consultants of ours. The term of each option granted under the 2011 Plan will be contained in a stock option agreement between the optionee and us and such terms shall be determined by a committee of the board of directors consistent with the provisions of the 2011 Plan, including the following:

•           The purchase price of the common stock subject to each incentive stock option will not be less than the fair market value (as set forth in the 2011 Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted.

•           The dates on which each option (or portion thereof) will be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the committee delegated by the board of directors, in its discretion, at the time such option is granted. Unless otherwise provided in the grant agreement, in the event of a change of control (as set forth in the Incentive Stock Plan), the committee delegated by the board may accelerate the vesting and exercisability of outstanding options all unvested shares shall immediately become vested;

•           Any option granted to an employee of ours will become exercisable over a period of no longer than five years. No option will in any event be exercisable after ten years from, and no Incentive Stock Option granted to a ten percent stockholder will become exercisable after the expiration of five years from, the date of the option;

•           No option will be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2011 Plan will be subject to execution, attachment or other process;

•           In the event of any change in our outstanding common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger, or similar event, the board of directors or the committee delegated by the board may adjust proportionally (a) the number of shares of common stock (i) reserved under the 2011 Plan, (ii) available for Incentive Stock Options and Non-statutory Options and (iii) covered by outstanding stock awards or restricted stock purchase offers; (b) the exercise prices related to outstanding grants so that each optionee’s proportionate interest is maintained as immediately before such event; and (c) the appropriate fair market value and other price determinations for such grants. In the event of a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, the board of directors or the committee delegated by the board of directors will be authorized to issue or assume stock options, whether or not in a transaction to which Section 424(a) of the Code, applies, and other grants by means of substitution of new grant agreements for previously issued grants or an assumption of previously issued grants.

The board of directors may, insofar as permitted by law, from time to time, suspend or terminate the 2011 Plan or revise or amend it in any respect whatsoever, except that without the approval of our stockholders, no such revision or amendment will (i) increase the number of shares subject to the 2011 Plan, (ii) reduce the exercise price of outstanding options or effect repricing through cancellations and re-grants of new options, (iii) materially increase the benefits to participants, (iv) materially change the class of persons eligible to receive grants under the 2011 Plan; (v) decrease the exercise price of any grant  to below 100% of the fair market value on the date of grant; or (vi) extend the term of any options beyond that provided in the 2011 Plan; provided, however, no such action will alter or impair the rights and obligations under any option, or stock award, or restricted stock purchase offer outstanding as of the date thereof without the written consent of the participant thereunder.

Employment Agreements

We currently have no employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, the number of and percent of our common stock beneficially owned by:

·	each of our directors,

·	each of our named executive officers,

·	our directors and executive officers as a group, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 30, 2012 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 30, 2012 have been exercised and converted.

The address for our executive officers and directors is the same as our address.

		Percentage of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Prior to the Offering	Following the Offering
Byron Elton (2)	865,000	8.13%
Roland F. Bryan	6,250	*
Daniel Nethercott	6,250	*
Derek McLeish(3)	1,012,500	10.23%
Bountiful Capital, LLC (4) 3905 State Street, Suite 7-187 Santa Barbara, CA 93105	1,458,333	14.74%
New Quest Ventures, LLC (5) 195 Highway 50, #104 PO Box 7172-189 Stateline, NV 89449	1,436,314	14.52%
Wings Fund, Inc. (6) 5662 Calle Real #115 Santa Barbara, CA 93117	1,862,819	18.83%
All Executive Officers and Directors as a Group	877,500	8.24%
*Less than one percent.

(1)	Based upon 9,893,138 shares issued and outstanding as of March 30, 2012.

(2)
Pursuant to the Stock Option Agreement with Derek McLeish, a former officer of the Company, Mr. Elton has the right to acquire 375,000 shares of common stock held by Mr. McLeish at a price of $4.00, all of which will become vested and exercisable in the next 60 days. Includes (a) an option to purchase 375,000 shares of the Company’s common stock at a price of $2.92 which is currently exercisable and which expires on April 23, 2017, and (b) 65,000 will become vested and exercisable in the next 60days  under an option to purchase shares of the Company’s common stock at a price of $4.30 per share which expires on July 11, 2018.

(3)	Mr. McLeish has granted an option to Mr. Elton to purchase 375,000 shares to at a price of $4.00 per share.

(4)	Gregory Boden has the voting and dispositive power over the shares held by Bountiful Capital, LLC.

(5)	Jonathan Lei has the voting and dispositive power over the shares held by NewQuest Ventures, LLC.

(6)	Karen M. Graham has the voting and dispositive power over the shares held by Wings Fund, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the past three fiscal years, there have been no transactions and there are no currently proposed transactions in which the Company is a participant in which any related person has or will have a direct or indirect material interest which exceeds the lesser of $120,000 or one percent of the Company’s total assets at year end for the last two completed fiscal years.

Director Independence

Roland Bryan and Daniel Nethercott are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2011 and 2010 for the audits of our annual financial statements for the fiscal year totaled approximately $30,700 and $41,265, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2011 and 2010 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended December 31, 2011 and December 31, 2010.

Tax Fees

We incurred fees of $1,177and $1,300 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2011 and December 31, 2010, respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

EXHIBIT INDEX

3.1
Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on August 25, 2007. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.2
Articles of Amendment of Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on April 9, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.3
Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on May 9, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2011).

3.4
Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 1, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2011).

3.5	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

4.3
Form of Warrant issued in connection with Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.1	Lease agreement with Ekwill Street, L.P. (as amended). (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.2
Exclusive License Agreement between Carbon Sciences, Inc. and the University of Saskatchewan dated December 23, 2010. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.3
Consulting Agreement dated as of March 30, 2011 between Carbon Sciences, Inc. and Emerging Fuels, Technology, Inc. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.4
Form of Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.5	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.6	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.7	Consulting Agreement between Carbon Sciences, Inc. and Howard Fong, dated December 8, 2011. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on January 9, 2012)

10.8	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.9	Form of Subscription Agreement dated as of October 2, 2006(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.10	Form of Subscription Agreement dated as of March 1, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.11	Form of Subscription Agreement dated as of April 16, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carbon Sciences, Inc.

Date: March 30, 2012	By:	/s/ Byron Elton
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Byron Elton	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),	March 30, 2012
Byron Elton	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Roland F. Bryan	DIRECTOR	March 30, 2012
Roland F. Bryan

/s/ Daniel Nethercott	DIRECTOR	March 30, 2012
Daniel Nethercott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
(A Development Stage Company)
Santa Barbara, California

We have audited the accompanying balance sheets of Carbon Sciences, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity/(deficit), and cash flows for the years then ended, and from inception on August 25, 2006 through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and from inception on August 25, 2006 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the financial statements, the Company does not generate significant revenue, and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2012

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$7,265	$38,422
Prepaid expenses	17,719	7,563

TOTAL CURRENT ASSETS	24,984	45,985

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	133,344	91,344
Computer equipment	31,434	28,716
Furniture & fixtures	1,459	1,459
	166,237	121,519
Less accumulated depreciation	(65,229)	(45,800)

NET PROPERTY AND EQUIPMENT	101,008	75,719

OTHER ASSETS
Patents	70,585	37,114

TOTAL ASSETS	$196,577	$158,818

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$141,361	$12,635
Accrued expenses	6,763	11,369
Accrued interest, notes payable	7,714	7,346
Note payable, shareholder	100,000	25,000

TOTAL CURRENT LIABILITIES	255,838	56,350

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, $0.001 par value,
20,000,000 authorized common shares	-	-
Common Stock, $0.001 par value;
100,000,000 authorized common shares
9,594,567 and 5,120,229 shares issued and outstanding, respectively	9,595	5,120
Additional paid in capital	7,609,816	5,914,530
Accumulated deficit during the development stage	(7,678,672)	(5,817,182)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(59,261)	102,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$196,577	$158,818

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			August 25,2006
	Year Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,436,727	2,098,449	6,518,223
Research and development	402,160	192,511	1,105,663
Depreciation expense	19,429	15,579	86,026

TOTAL OPERATING EXPENSES	1,858,316	2,306,539	7,709,912

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,858,316)	(2,306,539)	(7,709,912)

OTHER INCOME/(EXPENSE)
Interest income	-	-	39,521
Gain on sale of asset	-	5,045	5,045
Foreign exchange gain/(loss)	(2,327)	-	(2,327)
Penalties	(44)	-	(94)
Interest expense	(803)	(1,089)	(10,905)

TOTAL OTHER INCOME/(EXPENSES)	(3,174)	3,956	31,240

NET LOSS	$(1,861,490)	$(2,302,583)	$(7,678,672)

BASIC AND DILUTED LOSS PER SHARE	$(0.29)	$(0.49)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	6,531,228	4,683,244

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

							Deficit
							Accumulated
					Additional	Stock	during the
	Preferred stock		Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total
Inception August 25, 2006	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for cash to founders in September 2006
(2,487,500 shares issued at $0.01 for cash)	-	-	2,487,500	2,487	22,388	-	-	24,875

Issuance of common stock for cash in September 2006
(175,000 shares issued at $0.60 for cash)	-	-	175,000	175	104,825	-	-	105,000

Issuance of common stock for cash in October 2006
(525,000 shares issued at $0.60 for cash)	-	-	525,000	525	314,475	-	-	315,000

Issuance of common stock for cash in November 2006
(9,750 shares issued at $4.00 for cash)	-	-	9,750	10	38,990	-	-	39,000

Issuance of common stock for cash in December 2006
(13,875 shares issued at $4.0 for cash)	-	-	13,875	14	55,486	-	-	55,500

Net Loss from Inception through December 31, 2006	-	-					(413,641)	(413,641)
Balance at December 31, 2006	-	-	3,211,125	3,211	536,164	-	(413,641)	125,734

Issuance of common stock for cash in January 2007
(6,375 shares issued at $4.00 for cash)	-	-	6,375	6	25,494	-	-	25,500

Issuance of common stock for cash in March 2007
(72,500 shares issued at $4.00 for cash)	-	-	72,500	73	289,927	-	-	290,000

Issuance of common stock for cash in May 2007
(44,250 shares issued at $4.00 for cash)	-	-	44,250	44	176,956	-	-	177,000

Issuance of common stock for cash in May 2007
(36,250 shares issued at $4.00 for cash)	-	-	36,250	36	144,964	-	-	145,000

Issuance of common stock for cash in July 2007
(281,250 shares issued at $4.00 for cash)	-	-	281,250	281	1,124,719	-	-	1,125,000

Issuance of common stock for services in July 2007
(36,800 shares issued at $4.00 per share)	-	-	36,800	37	147,163	-	-	147,200

Issuance of common stock for services in September 2007
(12,500 shares issued at $6.00 per share)	-	-	12,500	13	74,987	-	-	75,000

Stock issuance cost	-	-	-	-	(265,200)	-	-	(265,200)

Issuance of common stock for cash in December 2007
(7,500 shares issued at $6.00 per share)	-	-	7,500	8	44,992	-	-	45,000

Net Loss for the year ended December 31, 2007	-	-	-	-	-	-	(878,679)	(878,679)
Balance at December 31, 2007	-	-	3,708,550	3,709	2,300,166	-	(1,292,320)	1,011,555

Stock subscriptions payable	-	-	-	-	-	62,000	-	62,000

Net Loss (unaudited)	-	-	-	-	-	-	(1,041,721)	(1,041,721)
Balance at December 31, 2008	-	-	3,708,550	3,709	2,300,166	62,000	(2,334,041)	31,834

Stock subscriptions payable	-	-	-	-	-	213,650	-	213,650

Issuance of common stock for services in April 2009
(4,312 shares issued at fair value for $4.00 per share)	-	-	4,312	4	17,246	-	-	17,250

Issuance of common stock for services in April 2009
(6,250 shares issued at fair value at $4.00 per share)	-	-	6,250	6	24,994	-	-	25,000

Issuance of common stock for cash in May 2009
(68,912 shares issued at $4.00 per share)	-	-	68,912	69	275,581	(275,650)	-	-

Issuance of common stock for cash in May 2009
(37,500 shares issued at $4.00 per share)	-	-	37,500	38	149,962	-	-	150,000

Issuance of common stock for services in May 2009
(25,000 shares issued at fair value at $4.00 per share)	-	-	25,000	25	99,975	-	-	100,000

Issuance of common stock for services in September 2009
(8,447 shares issued at fair value at $4.00 per share)	-	-	8,447	8	33,780	-	-	33,788

Issuance of common stock for conversion of debt in September 2009
(69,737 shares issued at fair value at $3.80 per share)	-	-	69,737	70	264,930	-	-	265,000

Issuance of common stock for cash in September 2009
(280,263 shares issued $1.052584 per share)	-	-	280,263	280	294,720	-	-	295,000

Stock subscriptions payable	-	-	-	-	-	149,125	-	149,125

Stock issuance cost	-	-	-	-	(51,038)	-	-	(51,038)

Issuance of common stock for subscription payable
(37,281 shares issued $4.00 per share)	-	-	37,281	37	149,088	(149,125)	-	-

Issuance of common stock for cash in December 2009
(187,500 shares issued $1.60 per share)	-	-	187,500	188	299,812	-	-	300,000

Net Loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,180,558)	(1,180,558)
Balance at December 31, 2009	-	-	4,433,752	4,434	3,859,216	-	(3,514,599)	349,051

Issuance of common stock for cash in April 2010
(71,429 shares issued $1.40 per share)	-	-	71,429	72	99,928	-	-	100,000

Issuance of common stock for cash in May 2010
(50,000 shares issued $1.04 per share)	-	-	50,000	50	51,950	-	-	52,000

Issuance of common stock for cash in June 2010
(100,000 shares issued $1.04 per share)	-	-	100,000	100	103,900	-	-	104,000

Stock compensation expense for stock options granted and fully vested	-	-	-	-	1,230,000	-	-	1,230,000

Issuance of common stock for cash in July 2010
(50,000 shares issued $1.40 per share)	-	-	50,000	50	69,950	-	-	70,000

Issuance of common stock for cash in August 2010
(8,571,429 shares issued $0.035 per share)	-	-	214,286	214	299,786	-	-	300,000

Issuance of common stock for cash in November 2010
(100,000 shares issued $1.00 per share)	-	-	100,000	100	99,900	-	-	100,000

Issuance of common stock for cash in December 2010
(100,000 shares issued $1.00 per share)	-	-	100,000	100	99,900	-	-	100,000

Net Loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,302,583)	(2,302,583)
Balance at December 31, 2010	-	-	5,120,229	5,120	5,914,530	-	(5,817,182)	102,468

Issuance of common stock for cash
(price per share between $1.00 - $2.00)	-	-	1,141,000	1,141	1,480,859	-	-	1,482,000

Cashless issuance of common stock warrants	-	-	3,333,338	3,334	(3,334)	-	-	-

Stock compensation cost	-	-	-	-	217,761	-	-	217,761

Net Loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,861,490)	(1,861,490)

Balance at December 31, 2011	-	$-	9,594,567	$9,595	$7,609,816	$-	$(7,678,672)	$(59,261)

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception on
			August 25, 2006
	Year Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,861,490)	$(2,302,583)	$(7,678,672)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	19,429	15,579	86,026
Stock issuance for services	-	-	251,038
Stock compensation cost	217,761	1,230,000	1,447,761
Gain on sale of asset	-	(5,045)	(5,045)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(10,156)	16,460	(17,719)
Increase (Decrease) in:
Accounts payable	128,726	8,589	141,361
Accrued expenses	(4,238)	(15,481)	14,477

NET CASH USED IN OPERATING ACTIVITIES	(1,509,968)	(1,052,481)	(5,760,773)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	24,500	24,500
Patent expenditures	(33,471)	(22,697)	(70,585)
Purchase of equipment	(44,718)	(32,462)	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	(78,189)	(30,659)	(252,574)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	100,000	25,000	625,000
Repayment of advances and loans	(25,000)	-	(373,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	1,482,000	826,000	5,292,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,557,000	851,000	6,020,612

NET INCREASE/(DECREASE) IN CASH	(31,157)	(232,140)	7,265

CASH, BEGINNING OF YEAR	38,422	270,562	-

CASH, END OF YEAR	$7,265	$38,422	$7,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$435	$179	$3,322
Taxes paid	$-	$-	$-
			.
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
From inception on August 25, 2006 through December 31, 2011, the Company issued 69,737 shares of common stock for converted debt in the amount of $265,000, at fair value of $3.80 per share.

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since it’s’ inception through December 31, 2011. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2011, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2011 and 2010

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

Depreciation expense as of December 31, 2011 and 2010 was $19,429 and $15,579 respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011 and 2010, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

      Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2011 and 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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
DECEMBER 31, 2011 and 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $402,160 and $192,511 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $50,807 and $4,386 for the years ended December 31, 2011 and 2010, respectively.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2011, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

As of April 29, 2011, the Company authorized a one-for-forty (1:40) reverse split. All share amounts have been retroactively restated reflecting this reverse split.

During the year ended December 31, 2011, the Company issued:
•	800,000 shares of common stock at a price of $1.00 per share for cash of $800,000, with warrants attached with the option to purchase 3,200,000 shares of common stock over a period of five years;
•	341,000 shares of common stock at a price of $2.00 for cash of $682,000;
•	3,333,338 shares of common stock upon cashless exercise of warrants to purchases 4,000,000 shares of common stock.

During the year ended December 31, 2010, the Company issued;
•	357,143 shares of common stock at a price of $1.40 per share for cash;
•	150,000 shares of common stock were issued at a price of $1.04 for cash;
•	200,000 shares of common stock issued at $10.00 per share for cash.

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

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

12/31/2011
Risk free interest rate	.67%-3.3%
Stock volatility factor	92.21% -98.23%
Weighted average expected option life	2-7 years
Expected dividend yield	None

4.      STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock option activity and related information follows:
	12/31/2011		12/31/2010
		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	387,500	$2.92	-	$-
Granted	337,500	3.91	512,500	2.92
Exercised	-	-	-	-
Expired	-	-	(125,000)	(2.92)
Outstanding, end of period	725,000	$3.38	387,500	$2.92
Exercisable at the end of period	471,375	$2.47	387,500	$2.92
Weighted average fair value of
options granted during the period		$3.91		$2.92

The weighted average remaining contractual life of options outstanding as of December 31, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$2.80	75,000	75,000	1.25
$2.92	387,500	387,500	5.32
$4.31	237,500	237,500	6.53
$3.40	25,000	25,000	6.72
	725,000	725,000

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2011 and 2010, related to the granting of these options is $217,761 and $1,230,000, respectively.

Warrants
During the years ended December 31, 2011 and 2010, the Company granted 3,200,000 and 800,000 warrants, respectively, determined using the Black Scholes pricing model.

	2010	2010
Risk free interest rate	2.28% - 2.51%	2.28% - 2.51%
Stock volatility factor	1%	1%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

4.      STOCK OPTIONS AND WARRANTS (Continued)

During the years ended December 31, 2011 and 2010, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End		Year End
	December 31, 2011		December 31, 2010
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	800,000	$1.00	-	$-
Granted	3,200,000	1.00	800,000	1.00
Exercised	(4,000,000)	1.00		-
Forfeited	-	-	-	-
Outstanding - end of year	-	$-	800,000	$1.00

5.	RENTAL LEASE

The Company extended its facility lease for a period of two years expiring on September 30, 2012. The base rent is $2,800 per month. The rent paid for the years ended December 31, 2011 and 2010 were $44,424 and $45,101.

6.	COMMITMENTS

On December 23, 2010, we entered in to a License Agreement with the University of Saskatchewan or UOS, pursuant to which we have an exclusive, worldwide, sub-licensable, royalty-bearing right and license to make, have made, use, offer for sale, sell, reproduce, distribute, incorporate into other technology, or otherwise exploit certain patent-pending technology and relevant improvements from UOS, for a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas. This License Agreement commenced on December 23, 2010, and will continue until the expiration date of the last of the licensed patents. In consideration for the grant of the patents, we are required to pay license fee of $20,000 a year for the term of the license Agreement. In addition, we are obligated to pay UOS $50,000 upon the first application of a licensed product in a pilot-scale or commercial facility and $50,000 upon the first sale of a licensed product. We are also required to pay royalties ranging from 0.9% to 3.6% of the sales revenue from a customer that uses a tangible licensed product or system made by us. In the event that we sublicense the licensed patents, we shall pay UOS sublicense compensation ranging from 6.25% to 12.5% of the sublicense fees that we receive. Under the License Agreement, we are also required to maintain general liability insurance with policy limits of no less than $2,000,000 during the term of the License Agreement and products liability insurance coverage with policy limits of no less than $5,000,000 to protect against our activities in relation to the license agreement.

The License Agreement may be terminated upon the party’s mutual consent or upon the expiration of six months after notice of termination to the UOS. In addition, the License Agreement may be terminated upon the occurrence of an event of default under the agreement.

7.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2011 and 2010, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2011 and 2010, the Company did not recognize interest and penalties.

8.	DEFERRED TAX BENEFIT

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $6,035,500, which begins to expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pretax income from continuing operations for the period ended December 31, 2011 and 2010, with federal income tax expense presented in the financial statements is as follows:

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

8.	DEFERRED TAX BENEFIT (Continued)

	2011	2010
Income tax benefit computed at U.S. Federal
statutory rate of 34%	$(744,600)	$(921,000)
State Income taxes, net of benefit of federal taxes	-	-
Depreciation	(13,400)	(9,800)
R&D	12,300	7,700
Accrued compensated absences	(2,700)	(5,600)
Other	1,300	1,600
Related party payable	100	(6,600)
Penalty	20	-
Loss on disposal of asset	-	(1,300)
Non deductible stock compensation	87,100	492,000

Valuation Allowance	659,880	446,200

Income tax expense	$-	$-

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

The items as of December 31, 2011 and 2010, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:

	2011	2010
Deferred tax assets:
NOL carryover	$2,414,200	$1,761,800
Contribution carryover	200	200
R & D credit carryover	90,500	60,900
Related party payable	3,100	4,600
Accrued condensated absences	1,800	-
Deferred tax liabilites:
Depreciation	(35,700)	(32,300)

Less Valuation Allowance	(2,474,100)	(1,795,200)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

9.	RELATED PARTY TRANSACTION

During the fourth quarter ending December 31, 2011, the Company signed promissory notes for funds received in the amount of $100,000 for operating expenses from an investor. The notes bear interest at 5% per annum, and are due within one year.

On April 9, 2010, the Company signed a promissory note for funds received from an investor in the amount of $25,000 for operating expenses. The note bears interest at 5% per annum, and is due April 9, 2011.

10.	SUBSEQUENT EVENT

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

During the first quarter of 2012, the Company signed promissory notes for funds received from two investors in the amount of $85,000 for operating expenses. The notes bear interest at 5% per annum, and are due with one year.

On February 27, 2012, the Company issued 78,571 shares of common stock at a price of $0.70 per share for $55,000 cash.

On March 27, 2012, the Company issued 170,000 of common stock pursuant to an agreement with an existing shareholder.

On March 27, 2012, the Company issued 50,000 shares of common stock for services rendered to the Company.