Form 10-Q
period 2012-03-31
Carbon Sciences, Inc.
filed 2012-05-15
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of registrant’s common stock outstanding, as of May 14, 2012 was 10,323,179.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$10,963	$7,265
Prepaid expenses	48,442	17,719

TOTAL CURRENT ASSETS	59,405	24,984

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	133,344	133,344
Computer equipment	31,434	31,434
Furniture & fixtures	1,459	1,459
	166,237	166,237
Less accumulated depreciation	(71,255)	(65,229)

NET PROPERTY AND EQUIPMENT	94,982	101,008

OTHER ASSETS
Patents	70,585	70,585

TOTAL ASSETS	$224,972	$196,577

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$300,452	$141,361
Accrued expenses	96,113	6,763
Accrued interest, notes payable	9,498	7,714
Note payable, shareholder	220,000	100,000

TOTAL CURRENT LIABILITIES	626,063	255,838

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value,
20,000,000 authorized common shares	-	-
Common Stock, $0.001 par value;
100,000,000 authorized common shares
9,893,138 and 9,594,567 shares issued and outstanding, respectively	9,894	9,595
Additional paid in capital	8,154,876	7,609,816
Accumulated deficit during the development stage	(8,565,861)	(7,678,672)

TOTAL SHAREHOLDERS' DEFICIT	(401,091)	(59,261)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$224,972	$196,577

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	521,742	242,743	7,039,965
Research and development	98,746	84,148	1,204,409
Depreciation and amortization expense	6,026	4,300	92,052

TOTAL OPERATING EXPENSES	626,514	331,191	8,336,426

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(626,514)	(331,191)	(8,336,426)

OTHER INCOME/(EXPENSE)
Interest income	-	-	39,521
Gain on sale of asset	-	-	5,045
Foreign exchange gain/(loss)	-	-	(2,327)
Common stock incentive fee	(258,400)	-	(258,400)
Penalties	-	-	(94)
Interest expense	(2,275)	(375)	(13,180)

TOTAL OTHER INCOME/(EXPENSES)	(260,675)	(375)	(229,435)

NET LOSS	$(887,189)	$(331,566)	$(8,565,861)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	9,644,818	5,250,989

The accompanying notes are an integra part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Deficit

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	-	$-	9,594,567	$9,595	$7,609,816	$(7,678,672)	$(59,261)

Issuance of common stock for cash
(price per share $0.70) (unaudited)	-	-	78,571	79	54,921	-	55,000

Issuance of common stock for services at fair value (unaudited)	-	-	50,000	50	75,950	-	76,000

Issuance of common stock at fair value for an incentive fee (unaudited)	-	-	170,000	170	258,230	-	258,400

Stock compensation cost (unaudited)	-	-	-	-	155,959	-	155,959

Net Loss for the three months ended March 31, 2012 (unaudited)	-	-	-	-	-	(887,189)	(887,189)

Balance at March 31, 2012 (Unaudited)	-	$-	9,893,138	$9,894	$8,154,876	$(8,565,861)	$(401,091)

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25, 2006
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(887,189)	$(331,566)	$(8,565,861)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	6,026	4,300	92,052
Common stock issuance for services	76,000	-	327,038
Common stock issuance for incentive fee	258,400	-	258,400
Stock compensation cost	155,959	-	1,603,720
Gain on sale of asset	-	-	(5,045)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(30,723)	(16,171)	(48,442)
Increase (Decrease) in:
Accounts payable	159,091	818	300,452
Accrued expenses	91,134	289	105,611

NET CASH USED IN OPERATING ACTIVITIES	(171,302)	(342,330)	(5,932,075)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	-	24,500
Patent expenditures	-	-	(70,585)
Purchase of equipment	-	-	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(252,574)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	120,000	-	745,000
Repayment of advances and loans	-	(25,000)	(373,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	55,000	400,000	5,347,837

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,000	375,000	6,195,612

NET INCREASE IN CASH	3,698	32,670	10,963

CASH, BEGINNING OF PERIOD	7,265	38,422	-

CASH, END OF PERIOD	$10,963	$71,092	$10,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$491	$87	$3,813
Taxes paid	$-	$-	$-
			.
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
From inception on August 25, 2006 through March 31, 2012, the Company issued 69,737 shares of common stock for converted debt in the amount of $265,000, at fair value of $3.80 per share. .

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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
MARCH 31, 2012
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2012, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended March 31, 2012, the Company issued 78,571 shares of common stock at a price of $0.70 per share for cash of $55,000; issued 50,000 shares of common stock for services at a fair value of $76,000. Also, the Company issued 170,000 shares of common stock at a fair value of $258,400 for an incentive fee.

During the three months ended March 31, 2011, the Company issued 400,000 shares of common stock at a price of $1.00 per share for cash of $400,000, with warrants attached with the option to purchase 1,200,000 shares of common stock over a period of five years.

4.      STOCK OPTIONS

During the quarter ended March 31, 2012, the Board of Directors of the Company granted non-qualified stock options for 712,500 shares of common stock to its employees. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vest over 25 months, and are exercisable for a period of seven years from the date of grant at an exercise price of $1.48 per share, the market value of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

Risk free interest rate	.67% - 3.3%
Stock volatility factor	92.21% - 98.23%
Weighted average expected option life	2 - 7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	3/31/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	725,000	$3.38
Granted	712,500	1.48
Exercised	-	-
Expired	-	-
Outstanding, end of period	1,437,500	$2.44
Exercisable at the end of period	536,500	$2.43
Weighted average fair value of
options granted during the period		$1.48

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended March 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended March 31, 2012 and 2011 is $155,959 and $0, respectively.

Warrants
During the period ended March 31, 2012, the Company issued 900,001 warrants. At March 31, 2012, the Company had 900,001 warrants outstanding. On April 4, 2012, through a cashless exercise, the Company issued 423,943 shares of common stock.

5.	RELATED PARTY TRANSACTION

During the first quarter ending March 31, 2012, the Company signed promissory notes with various investors for funds received in the amount of $120,000 for operating expenses. The notes bear interest at 5% per annum, and are due within one year. The balance outstanding on the notes as of March 31, 2012 is $220,000.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On April 4, 2012, the Company issued 300,001 units at a price of $0.70 per unit. Each unit consists of a promissory note and a five year warrant to purchase three shares of common stock. The 900,001 warrants were converted through a cashless exercise for 423,943 shares of common stock at a price below fair market value, and the Company will recognize a loss of $225,000 on the issuance of the common stock.

On April 6, 2012, the Company issued 6,098 shares of common stock in payment of an accounts payable in the amount of $7,500. The fair value of the shares at date of issuance was $8,110 and the Company recognized a loss of $610.

During April and May 2012, the Company signed promissory notes from an investor for funds received in the amount of $21,000 to fund operating expenses. The notes bear interest at 5% per annum, and are due within one year.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this filing. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our annual report on Form 10-K filed with the SEC on March 30, 2012 and other filings made with the SEC.

OVERVIEW

Innovating at the forefront of chemical engineering, Carbon Sciences is developing a breakthrough technology to make cleaner and greener transportation fuels, hydrogen and other valuable, large volume products from natural gas.  Our highly scalable, clean-tech process will enable the world to reduce its dependence on petroleum by transforming abundant and affordable natural gas into gasoline, diesel and jet fuel, and other products, such as hydrogen, methanol, ammonia, solvents, plastics and detergent alcohols.  The key to this process is a breakthrough catalyst that can reduce the cost of reforming natural gas into synthetic gas (syngas), the most costly step in making products from natural gas.

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

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2011 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing. Subsequent to December 31, 2011, we obtained $55,000 in private placements. We believe that the financings received by us after December 31, 2011 and the net proceeds of this offering will fully address such concern and enable us to complete development of our catalyst and commercially deploy our technology, and implement our business plan through such time as revenues support our operations. If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing. There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2012, and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

General and Administrative Expenses

General and administrative, or G&A, expenses increased by $278,999 to $521,742 for the three months ended March 31, 2012, compared to $242,743 for the prior period March 31, 2011 The increase in G&A for the three months ended March 31, 2012 was due to an increase in non- cash stock compensation, and investor relations expense of $231,959, and an increase in professional fees.

Research and Development

Research and Development or R&D costs increased by $14,598 to $98,746 for the three months ended March 31, 2012, compared to $84,148 for the prior period March 31, 2011.  The overall increase in R&D was the result of an increase in lab fees.

Net Loss

Net Loss for the three months ended March 31, 2012 was $(887,189) compared to $(331,566) for the prior period March 31, 2011. The overall net increase of $(555,623) in net loss was due to a increase in non-cash stock compensation cost, investor relations and an incentive fee of $490,359, and an overall increase in operating expenses of $65,264 for the current period. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of March 31, 2012, we had a working deficit of $(566,658) compared to a working deficit of $(230,854) for the year ended December 31, 2011. The increase of $(335,804) in working deficit was due primarily to less equity financing and an increase in accounts payable and investor loans.

During the three months ended March 31, 2012, the Company used $(171,302) of cash for operating activities, as compared to $(342,330) for the prior period September 30, 2010. The decrease of $171,028 in the use of cash for operating activities was primarily due to an increase in operating net loss, an increase in prepaid expenses, and an increase in accounts payable and accrued expenses.

Cash used by investing activities was $0 the three months ended March 31, 2012 and 2011, respectively. There were no purchases of tangible or intangible assets for the current or prior period.

Cash provided from financing activities during the three months ended March 31, 2012 was $175,000 as compared to $375,000 for the prior period ended March 31, 2011. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

Our financial statements as of March 31, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern  as the Company does not generate significant revenue and have negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the first quarter of 2012, we issued 78,571 shares of our common stock at a price of $0.70 per share for aggregate gross cash proceeds of $55,000. The net proceeds of the sales were used for working capital purposes

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to reform natural gas into syngas, the first step in making transportation fuels, hydrogen and other valuable products.  We plan to develop our technology and focus our efforts on licensing this technology to solutions providers in the energy and industrial sectors.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our methane reforming catalyst technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2012, based upon our current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed March 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2012, we issued 78,571 shares of our common stock at a price of $0.70 per share for aggregate gross cash proceeds of $55,000. The net proceeds of the sales were used for working capital purposes. We also issued 50,000 shares in exchange for services valued at $76,000 and issued 170,000 shares, valued at $258,400 as an incentive fee.

The Company relied on an exemption pursuant to Rule 506 of Regulation d and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1
Certification of the Chief Executive Officer and Chief Financial Officer., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of the Chief Executive Officer and Chief Financial Officer., furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 15, 2012.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)