Form 10-Q
period 2012-06-30
Carbon Sciences, Inc.
filed 2012-08-13
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding, as of August 7, 2012 was 11,383,823.

CARBON SCIENCES, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$26,293	$7,265
Prepaid expenses	33,090	17,719

TOTAL CURRENT ASSETS	59,383	24,984

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	133,344	133,344
Computer equipment	31,434	31,434
Furniture & fixtures	1,459	1,459
	166,237	166,237
Less accumulated depreciation	(76,926)	(65,229)

NET PROPERTY AND EQUIPMENT	89,311	101,008

OTHER ASSETS
Patents	89,619	70,585

TOTAL ASSETS	$238,313	$196,577

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$295,104	$141,361
Accrued expenses	186,271	6,763
Accrued interest, notes payable	12,526	7,714
Promissory notes payable, shareholders	271,000	100,000

TOTAL CURRENT LIABILITIES	764,901	255,838

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 20,000,000 authorized common shares	-	-
Common Stock, $0.001 par value; 100,000,000 authorized common shares 10,819,329 and 9,594,567 shares issued and outstanding, respectively	10,820	9,595
Additional paid in capital	8,990,324	7,609,816
Accumulated deficit during the development stage	(9,527,732)	(7,678,672)

TOTAL SHAREHOLDERS' DEFICIT	(526,588)	(59,261)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$238,313	$196,577

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

					From Inception on
					August 25, 2006
	Three Months Ended		Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	501,348	243,266	1,023,090	485,423	7,541,313
Research and development	27,798	115,312	126,544	200,045	1,232,207
Depreciation and amortization expense	5,671	4,641	11,697	8,643	97,723

TOTAL OPERATING EXPENSES	534,817	363,219	1,161,331	694,111	8,871,243

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(534,817)	(363,219)	(1,161,331)	(694,111)	(8,871,243)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	39,521
Gain on sale of asset	-	-	-	-	5,045
Foreign exchange gain/(loss)	-	-	-	-	(2,327)
Loss on shares issued for debt	(610)	-	(610)	-	(610)
Forgiveness of debt	102,000	-	102,000	-	102,000
Common stock incentive fee	(521,400)	-	(779,800)	-	(779,800)
Penalties	-	(29)	-	(29)	(94)
Interest expense	(7,044)	(119)	(9,319)	(494)	(20,224)

TOTAL OTHER INCOME/(EXPENSES)	(427,054)	(148)	(687,729)	(523)	(656,489)

NET LOSS	$(961,871)	$(363,367)	$(1,849,060)	$(694,634)	$(9,527,732)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.07)	$(0.18)	$(0.13)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	10,653,172	5,586,527	10,148,995	5,454,484

The accompanying notes are an integral part to these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	-	$-	9,594,567	$9,595	$7,609,816	$(7,678,672)	$(59,261)

Issuance of common stock for cash (prices ranging from $0.50 to $0.70 per share) (unaudited)	-	-	244,721	245	137,830	-	138,075

Issuance of common stock for cashless exercise of warrants (unaudited)	-	-	423,943	424	(424)	-	-

Issuance of common stock for services at fair value (unaudited)	-	-	50,000	50	75,950	-	76,000

Issuance of common stock at fair value for an incentive fee (unaudited)	-	-	500,000	500	779,300	-	779,800

Issuance of common stock at fair value for accounts payable (unaudited)	-	-	6,098	6	8,104	-	8,110

Stock compensation cost (unaudited)	-	-	-	-	379,748	-	379,748

Net Loss for the six months ended June 30, 2012 (unaudited)	-	-	-	-	-	(1,849,060)	(1,849,060)

Balance at June 30, 2012 (Unaudited)	-	$-	10,819,329	$10,820	$8,990,324	$(9,527,732)	$(526,588)

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			From Inception on
			August 25, 2006
	Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,849,060)	$(694,634)	$(9,527,732)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	11,697	8,643	97,723
Common stock issuance for services	76,000	-	327,038
Common stock issuance for incentive fee	779,800	-	779,800
Stock compensation cost	379,748	12,844	1,827,509
Gain on sale of asset	-	-	(5,045)
Loss on shares issued for debt	610	-	610
Forgiveness of debt	(102,000)		(102,000)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(15,371)	(15,179)	(33,090)
Increase (Decrease) in:
Accounts payable	263,243	47,598	404,604
Accrued expenses	184,320	(2,144)	198,797
			.
NET CASH USED IN OPERATING ACTIVITIES	(271,013)	(642,872)	(6,031,786)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	-	24,500
Patent expenditures	(19,034)	(2,334)	(89,619)
Purchase of equipment	-	(2,330)	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	(19,034)	(4,664)	(271,608)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	171,000	-	796,000
Repayment of advances and loans	-	(25,000)	(373,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	138,075	800,000	5,430,912

NET CASH PROVIDED BY FINANCING ACTIVITIES	309,075	775,000	6,329,687

NET INCREASE IN CASH	19,028	127,464	26,293

CASH, BEGINNING OF PERIOD	7,265	38,422	-

CASH, END OF PERIOD	$26,293	$165,886	$26,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$491	$206	$3,813
Taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES

From inception on August 25, 2006 through June 30, 2012, the Company issued 69,737 shares of common stock for converted debt in the amount of $265,000, at fair value of $3.80 per share; issued 6,098 shares of common stock at a fair value of $8,110 for an accounts payable with a loss of $610.

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2012

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenues, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception, and believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. However, there can be no assurance the Company will be able to raise additional funds, or if any funding will be available to us upon such terms that are acceptable to us.

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

Development Stage Activities and Operations

The Company is in its initial stages of formation and has had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

JUNE 30, 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2012, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

3.     CAPITAL STOCK

During the six months ended June 30, 2012, the Company issued 166,150 shares of common stock at a price of $0.50 per share for cash of $83,075; issued 78,571 shares of common stock at a price of $0.70 per share for cash of $55,000; issued 50,000 shares of common stock for services at a fair value of $76,000; issued 6,098 shares of common stock at fair value of $8,110 for an accounts payable of $7,500 and recognized a loss of $610; issued 423,943 shares of common stock through a cashless exercise of 900,001 purchase warrants. Also, the Company issued 500,000 shares of common stock at a fair value of $779,800 for a stock incentive fee.

During the six months ended June 30, 2011, the Company issued 800,000 shares of common stock at a price of $1.00 per share for cash of $800,000, with warrants attached to purchase 3,200,000 shares of common stock over a period of five years.

4.     STOCK OPTIONS

As of June 30, 2012, the Board of Directors of the Company granted non-qualified stock options to its employees to purchase 1,437,500 shares of common stock. Each Option is exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at exercise prices between $1.48 and $4.31 per share, the market value of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2012

4.     STOCK OPTIONS AND WARRANTS (Continued)

Risk free interest rate	.67% - 3.3%
Stock volatility factor	92.21% - 98.23%
Weighted average expected option life	2 - 7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

6/30/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	1,437,500	$2.44
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	1,437,500	$2.44
Exercisable at the end of period	662,875	$2.30
Weighted average fair value of options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended June 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the six months ended June 30, 2012 and 2011 is $379,748 and $12,844, respectively.

Warrants

During the six months ended June 30, 2012, the Company granted warrants to purchase 900,001 shares of the Company’s common stock. On April 4, 2012, through a cashless exercise, the Company issued 423,943 shares of common stock for the 900,001 purchase warrants. As of June 30, 2012, there were no warrants outstanding.

5.     RELATED PARTY TRANSACTION

During the six months ending June 30, 2012, the Company issued promissory notes to various investors for funds received in the amount of $171,000 for operating expenses. The notes bear interest at 5% per annum, and are due within one year from the date of issuance. As of June 30, 2012, the Company has an aggregate principal amount of $271,000 in notes. On July 3, 2012, one of the promissory notes in the amount of $10,000, including interest of $240 was repaid.

CARBON SCIENCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2012

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On July 3, 2012, the Company issued two promissory notes to two investors and received funds in the amount of $25,000 for operating expenses, which were paid off in the same month. Also, one of the outstanding promissory notes payable in the amount of $10,000, including interest of $240 was repaid.

On July 16, 2012, the Company sold 180,000 shares of common stock at $0.50 per share, with warrants attached to purchase 360,000 shares of common stock for gross proceeds of $90,000.

On July 24, 2012, the Company issued 375,000 shares of common stock at a fair value of $300,000 as consideration in connection with certain agreements reached by the Company with certain existing shareholders.. Also, the Company issued 9,494 shares of common stock in exchange for an accounts payable in the amount of $7,500.

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

OVERVIEW

Innovating at the forefront of chemical engineering, Carbon Sciences is developing a breakthrough technology to make cleaner and greener transportation fuels, hydrogen and other valuable, large volume products from natural gas. We believe, our highly scalable, clean-tech process will enable the world to reduce its dependence on petroleum by transforming abundant and affordable natural gas into gasoline, diesel and jet fuel, and other products, such as hydrogen, methanol, ammonia, solvents, plastics and detergent alcohols. The key to this process is a breakthrough catalyst that can reduce the cost of reforming natural gas into synthetic gas (syngas), the most costly step in making products from natural gas.

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

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2011 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing. Subsequent to December 31, 2011, we obtained $138,075 in funding through private placement offerings. We believe that the financings received by us after December 31, 2011 will fully address such concern and enable us to complete development of our catalyst and commercially deploy our technology, and implement our business plan through such time as revenues support our operations. If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing. There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

Corporate Overview

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc. Our name was changed to Carbon Sciences, Inc. on April 9, 2007. Our principal executive offices are located at 5511-C Ekwill Street, Santa Barbara, California 93111, and our telephone number is (805) 456-7000. Our fiscal year end is December 31.

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

Fair Value of Financial Instruments

The Company’s cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2012, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

General and Administrative Expenses

General and administrative, or G&A, expenses increased by $258,082 to $501,348 for the three months ended June 30, 2012, compared to $243,266 for the prior period ended June 30, 2011 The increase in G&A for the three months ended June 30, 2012 was due primarily to an increase in non- cash stock compensation of $210,945, and an increase in professional fees of $26,615, with an overall increase in other expenses.

Research and Development

Research and Development or R&D costs decreased by $(87,514) to $27,798 for the three months ended June 30, 2012, compared to $115,312 for the prior period June 30, 2011. The overall decrease in R&D was the result of a decrease in consulting and lab fees.

Net Loss

Net Loss for the three months ended June 30, 2012 was $(961,871) compared to $(363,367) for the prior period June 30, 2011. The overall net increase of $(598,504) in net loss was due to an increase in non-cash stock compensation cost of $210,945 and forgiveness of debt in the amount of $(102,000), an incentive fee of $521,400, and an overall decrease in operating expenses of $(31,841) for the current period. Currently the Company is in its development stage and has no revenues.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

General and Administrative Expenses

G&A, expenses increased by $537,667 to $1,023,090 for the six months ended June 30, 2012, compared to $485,423 for the prior period June 30, 2011. The increase in G&A for the six months ended June 30, 2012 was due primarily to an increase in non- cash stock compensation of $366,904, and an increase in professional fees of $90,000, with an overall increase in other expenses of $80,763.

Research and Development

R&D costs decreased by $(72,252) to $126,544 for the six months ended June 30, 2012, compared to $200,045 for the prior period June 30, 2011. The overall decrease in R&D was the result of a decrease in consulting and lab fees.

Net Loss

Net Loss for the six months ended June 30, 2012 was $(1,850,309) compared to $(694,634) for the prior period June 30, 2011. The overall net increase of $(1,155,675) in net loss was due to an increase in non-cash stock compensation cost of $366,904 and forgiveness of debt in the amount of $(102,000), an incentive fees of $779,800, and an overall increase in operating expenses of $110,971 for the current period. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of June 30, 2012, we had a working deficit of $(705,518) compared to a working deficit of $(230,854) for the year ended December 31, 2011. The increase of $(474,664) in working deficit was due primarily to less equity financing and an increase in accounts payable and investor loans.

During the six months ended June 30, 2012, the Company used $(271,013) of cash for operating activities, as compared to $(642,872) for the prior period June 30, 2011. The decrease of $(371,859) in the use of cash for operating activities was primarily due to an increase in operating net loss, an increase in prepaid expenses, and an increase in accounts payable and accrued expenses.

Cash used by investing activities was $(19,034) the six months ended June 30, 2012, as compared to $(4,664) for the prior period June 30, 2011. The increase of cash used in investing activities was due to an increase in patent expenditures.

Cash provided from financing activities during the six months ended June 30, 2012 was $309,075 as compared to $775,000 for the prior period ended June 30, 2011. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and have no revenues.

Our financial statements as of June 30, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern as the Company does not generate significant revenue and have negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the six months ended June 30, 2012, we issued 244,721 shares of our common stock at a prices ranging from $0.50 to $0.70 per share for aggregate gross cash proceeds of $138,075. The net proceeds of the sales were used for working capital purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, The Company issued 166,150 shares of common stock at a price of $0.50 per share for cash of $83,075.

During the three months ended June 30, 2012, The Company also issued 423,943 shares of common stock, through a cashless exercise of warrants; issued 330,000 shares of common stock at fair value of $521,400 as consideration in connection with certain agreements reached by the Company with certain existing shareholders: and 6,098 shares of common stock at fair value of $8,110 for conversion of an accounts payable in the amount of $7,500.

The Company relied on an exemption pursuant to Rule 506 of Regulation d and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the foregoing issuances.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 13, 2012.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive
Officer ) and Acting Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

