Form 10-Q
period 2012-09-30
Carbon Sciences, Inc.
filed 2012-11-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 000-54817

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

The number of shares of registrant’s common stock outstanding, as of November 14, 2012 was 11,433,823.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$229	$7,265
Prepaid expenses	21,815	17,719

TOTAL CURRENT ASSETS	22,044	24,984

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	133,344	133,344
Computer equipment	31,434	31,434
Furniture & fixtures	1,459	1,459
	166,237	166,237
Less accumulated depreciation	(82,774)	(65,229)

NET PROPERTY AND EQUIPMENT	83,463	101,008

OTHER ASSETS
Patents	89,731	70,585

TOTAL ASSETS	$195,238	$196,577

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$346,658	$141,361
Accrued expenses	252,694	6,763
Accrued interest, notes payable	15,953	7,714
Promissory notes payable, shareholders	307,500	100,000

TOTAL CURRENT LIABILITIES	922,805	255,838

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value,
20,000,000 authorized common shares	-	-
Common Stock, $0.001 par value;
100,000,000 authorized common shares
11,433,823 and 9,594,567 shares issued and outstanding, respectively	11,435	9,595
Additional paid in capital	9,636,092	7,609,816
Accumulated deficit during the development stage	(10,375,094)	(7,678,672)

TOTAL SHAREHOLDERS' DEFICIT	(727,567)	(59,261)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$195,238	$196,577

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)
					From Inception on
					August 25,2006
	Three Months Ended		Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	528,182	466,847	1,551,272	952,856	8,069,495
Research and development	8,570	43,871	135,114	243,330	1,240,777
Depreciation and amortization expense	5,848	4,760	17,545	13,403	103,571

TOTAL OPERATING EXPENSES	542,600	515,478	1,703,931	1,209,589	9,413,843

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(542,600)	(515,478)	(1,703,931)	(1,209,589)	(9,413,843)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	39,521
Gain on sale of asset	-	-	-	-	5,045
Foreign exchange gain/(loss)	-	(2,108)	-	(2,108)	(2,327)
Loss on shares issued for debt	(95)	-	(705)	-	(705)
Forgiveness of debt	-	-	102,000	-	102,000
Common stock incentive fee	(300,000)	-	(1,079,800)	-	(1,079,800)
Penalties	-	-	-	(29)	(94)
Interest expense	(4,667)	(120)	(13,986)	(614)	(24,891)

TOTAL OTHER INCOME/(EXPENSES)	(304,762)	(2,228)	(992,491)	(2,751)	(961,251)

NET LOSS	$(847,362)	$(517,706)	$(2,696,422)	$(1,212,340)	$(10,375,094)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.08)	$(0.26)	$(0.19)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	11,302,216	6,840,020	10,536,208	6,531,228

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	-	$-	9,594,567	$9,595	$7,609,816	$(7,678,672)	$(59,261)

Issuance of common stock for cash
(prices ranging from $0.50 to $0.70 per share) (unaudited)	-	-	474,721	475	252,600	-	253,075

Issuance of common stock for cashless exercise of warrants (unaudited)	-	-	423,943	424	(424)	-	-

Issuance of common stock for services at fair value (unaudited)	-	-	50,000	50	75,950	-	76,000

Issuance of common stock at fair value for an incentive fee (unaudited)	-	-	875,000	875	1,078,925	-	1,079,800

Issuance of common stock at fair value for acccounts payable (unaudited)	-	-	15,592	16	15,689	-	15,705

Stock compensation cost (unaudited)	-	-	-	-	603,536	-	603,536

Net Loss for the nine months ended September 30, 2012 (unaudited)	-	-	-	-	-	(2,696,422)	(2,696,422)

Balance at September 30, 2012 (Unaudited)	-	$-	11,433,823	$11,435	$9,636,092	$(10,375,094)	$(727,567)

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25, 2006
	Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,696,422)	$(1,212,340)	$(10,375,094)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	17,545	13,403	103,571
Common stock issuance for services	76,000	-	327,038
Common stock issuance for incentive fee	1,079,800	-	1,079,800
Stock compensation cost	603,536	95,718	2,051,297
Gain on sale of asset	-	-	(5,045)
Loss on shares issued for debt	705	-	705
Forgiveness of debt	(102,000)		(102,000)
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(4,096)	(34,908)	(21,815)
Increase (Decrease) in:
Accounts payable	322,297	40,714	363,658
Accrued expenses	254,170	(2,114)	268,647
			.
NET CASH USED IN OPERATING ACTIVITIES	(448,465)	(1,099,527)	(6,309,238)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	-	24,500
Patent expenditures	(19,146)	(32,334)	(89,731)
Purchase of equipment	-	(44,718)	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	(19,146)	(77,052)	(271,720)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	207,500	-	932,500
Repayment of advances and loans	-	(25,000)	(373,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	253,075	1,482,000	5,545,912

NET CASH PROVIDED BY FINANCING ACTIVITIES	460,575	1,457,000	6,581,187

NET INCREASE/(DECREASE) IN CASH	(7,036)	280,421	229

CASH, BEGINNING OF PERIOD	7,265	38,422	-

CASH, END OF PERIOD	$229	$318,843	$229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$491	$120	$3,813
Taxes paid	$-	$-	$-
			.
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
During the nine months ended September 30, 2012, the Company issued 15,592 shares of common stock at fair value of $15,705 for accounts payable with a loss of $705.

The accompanying notes are an integral part of these financial statements.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception , and believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There can be no assurance that additional capital will be available to us.

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

Development Stage Activities and Operations
The Company is in its initial stages of development and has insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2012, and no pronouncements were adopted during the period.

3.     CAPITAL STOCK

During the nine months ended September 30, 2012, the Company issued 230,000 shares of common stock with 460,000 common stock purchase warrants at a price of $0.50 for cash of $115,000; 166,150 shares of common stock at a price of $0.50 per share for cash of $83,075; 78,571 shares of common stock at a price of $0.70 per share for cash of $55,000; 50,000 shares of common stock for services at a fair value of $76,000; 15,592 shares of common stock at fair value of $15,705 for accounts payable of $15,000 and recognized a loss of $705; 423,943 shares of common stock through a cashless exercise of 900,001 purchase warrants. Also, the Company issued 875,000 shares of common stock at a fair value of $1,079,800 as an incentive to certain shareholders to defer removal of the standard restrictive legend on certain shares of the Company’s common stock.

4.      STOCK OPTIONS

As of September 30, 2012, the Board of Directors of the Company granted non-qualified stock options for 1,437,500 shares of common stock to its employees. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at an exercise prices between $1.48 and $4.31 per share, the market value of the Company’s common stock on the date of grant.

4.      STOCK OPTIONS AND WARRANTS (Continued)

Risk free interest rate	.67% - 3.3%
Stock volatility factor	92.21% - 98.23%
Weighted average expected option life	2 - 7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information as follows:

9/30/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	1,437,500	$2.44
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	1,437,500	$2.44
Exercisable at the end of period	789,250	$2.22
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended September 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the nine months ended September 30, 2012 and 2011 is $603,536 and $95,718, respectively.

Warrants
During the three months ended September 30, 2012, the Company granted 460,000 common stock purchase warrants with the purchase of 230,000 shares of common stock at a price of $0.5 per share. On April 4, 2012, through a cashless exercise, the Company issued 423,943 shares of common stock for 900,001 purchase warrants. As of September 30, 2012, there were 460,000 common stock purchase warrants outstanding.

5.   RELATED PARTY TRANSACTION

During the nine months ended September 30, 2012, the Company signed additional promissory notes with various investors for funds received in the amount of $242,500 for operating expenses. The Company repaid $35,000 of principal, and interest of $240 during the period. The notes bear interest at 5% per annum, and are due within one year from their effective dates. The balance outstanding on the notes as of September 30, 2012 is $307,500.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On September 19, 2012, the Company entered into a securities purchase agreement for the sale of 8% convertible promissory note in the aggregate principal amount of $42,500. The funds were received on October 3, 2012, and the note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price as defined in the securities purchase agreement means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on July 5, 2013.

On October 8, 2012, the Company entered into a securities purchase agreement for the sale of convertible promissory note in the aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trade price in the 25 trading days previous to the conversion. If the note is paid within 90 days, no interest shall be charged. If the note is not repaid on or before 90 days from the effective date, a one-time interest charge of 5% shall be applied to the principal sum. The notes mature one (1) year from the effective date of each payment. At the closing, the Company received gross proceeds of $75,000.

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

OVERVIEW

Carbon Sciences is developing a proprietary catalyst technology to facilitate the production of cleaner and greener transportation fuels, hydrogen and other valuable, large volume products from natural gas. We believe our clean-tech process will enable the world to reduce its dependence on petroleum by transforming abundant and affordable natural gas into gasoline, diesel and jet fuel, and other products, such as hydrogen, methanol, ammonia, solvents, plastics and detergent alcohols. The key to our process is a chemical catalyst that can reduce the cost of reforming natural gas into synthetic gas (syngas), the most costly step in making liquid fuel and other products from natural gas.

Our patented catalyst has been proven in laboratory conditions to be very robust with over 2,000 hours of uninterrupted run time with high efficiency in converting natural gas to syngas.  Initial testing of the catalyst under industrial conditions, such as high temperature and high pressure, confirmed our belief that some variation of our base catalyst may be developed to outperform existing natural gas reforming catalysts by (a) lowering the amount of steam required in the reaction chamber, which decreases the energy required and increases the natural gas throughput rate, and (b) consuming carbon dioxide, which reduces the carbon footprint of the process.  Our research and development efforts are based on developing a commercial form of this catalyst for use in existing natural gas reforming processes. Our development activities are primarily performed by outside catalyst development firms and we are also seeking a strategic partner to help accelerate the commercial development of our catalyst.

To demonstrate and commercialize our technology, we have announced plans to build a complete small scale natural gas-to-liquids (“GTL”) system.  This system would be based on integrating and optimizing existing GTL technology components and processes into a modular and skid-mounted gasoline or diesel production facility.  This system would also have the ability to test our proprietary catalyst technology through a slip-stream subsystem.  Our role in this system would be that of a project developer bringing together gas holders, engineering firms, and technology firms. Based on our internal economic analysis and conversations with prospective partners, we believe that a skid-mounted mobile GTL system that produces 1,000 – 2,000 barrel per day of gasoline or diesel may be economically viable in the United States, given the low price and abundance of natural gas. As of the date of this report, we do not have any agreements with any partners.

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2011 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing. Subsequent to December 31, 2011, we obtained $253,075 in funding through private placement offerings. We believe that the financings received by us after December 31, 2011 will fully address such concern and enable us to complete development of our catalyst and commercially deploy our technology, and implement our business plan through such time as revenues support our operations. If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing. There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2012, and no pronouncements were adopted during the period, which would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

General and Administrative Expenses
General and administrative (G&A), expenses increased by $61,335 to $528,182 for the three months ended September 30, 2012, compared to $466,847 for the prior period ended September 30, 2011. The increase in G&A for the three months ended September 30, 2012 was due primarily to an increase in non- cash stock compensation of $140,914 with an overall decrease of $(79,579) in other expenses.

Research and Development
Research and Development (R&D) costs decreased by $(35,301) to $8,570 for the three months ended September 30, 2012, compared to $43,871 for the prior period ended September 30, 2011.  The overall decrease in R&D was the result of a decrease in consulting and lab fees for the catalyst and reactors.

Net Loss
Net Loss for the three months ended September 30, 2012 was $(847,362) compared to $(517,706) for the prior period ended September 30, 2011. The overall net increase of $(329,656) in net loss was due to an increase in non-cash stock compensation cost of $140,914 and forgiveness of debt in the amount of $(102,000), an incentive fee of $300,000, stock issued for services of $76,000 and an overall decrease in operating expenses of $(85,258) for the current period. Currently the Company is in its development stage and had no revenues.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

General and Administrative Expenses
General and administrative (G&A), expenses increased by $598,416 to $1,551,272 for the nine months ended September 30, 2012, compared to $952,856 for the prior period ended September 30, 2011. The increase in G&A for the nine months ended September 30, 2012 was due primarily to an increase in non-cash stock compensation of $507,818, stock issued for services of $76,000, and an overall increase of $14,598 in other expenses.

Research and Development
Research and Development (R&D) costs decreased by $(108,216) to $135,114 for the nine months ended September 30, 2012, compared to $243,330 for the prior period ended September 30, 2011.  The overall decrease in R&D was the result of a decrease in consulting and lab fees for the catalyst and reactors.

Net Loss

Net Loss for the nine months ended September 30, 2012 was $(2,696,422) compared to $(1,212,340) for the prior period ended September 30, 2011. The overall net increase of $(1,484,082) in net loss was due to an increase in non-cash stock compensation cost of $507,818 and forgiveness of debt in the amount of $(102,000), an incentive fee of $1,079,800, stock issued for services of $76,000 and an overall decrease in operating expenses of $(77,536) for the current period. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of September 30, 2012, we had a working deficit of $(900,761) compared to a working deficit of $(230,854) for the year ended December 31, 2011. The increase of $(669,907) in working deficit was due primarily to less equity financing and an increase in accounts payable and investor loans.

During the nine months ended September 30, 2012, the Company used $(448,465) of cash for operating activities, as compared to $(1,099,527) for the prior period September 30, 2011. The decrease of $(651,062) in the use of cash for operating activities was primarily due to an increase in operating net loss, an increase in prepaid expenses, and an increase in accounts payable and accrued expenses.

Cash used by investing activities was $(19,146) the nine months ended September 30, 2012, as compared to $(77,052) for the prior period September 30, 2011. The decrease of cash used in investing activities was due to a decrease in patent expenditures and purchase of tangible assets.

Cash provided from financing activities during the nine months ended September 30, 2012 was $460,575 as compared to $1,457,000 for the prior period ended September 30, 2011. Our capital needs have primarily been met from the proceeds of equity financing, and investor loans, as we are currently in the development stage and had no revenues.

We do not have any material commitments for capital expenditures during the next twelve months.  Although proceeds received from the sale of our securities are currently sufficient to fund our operating expenses for the next twelve months, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that we have assets to ensure that we can continue to operate without liquidation over the next twelve months, due to our cash on hand, and our experience in the past in being able to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of September 30, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 30, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern  as the Company does not generate significant revenue and have negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing a technology to convert natural gas into liquid fuels.  We plan to develop our technology and focus our efforts on licensing this technology to solutions providers in the energy and industrial sectors.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our CO2-to-Fuel technology.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2013, based upon our current operating plan and condition. We will continue to explore additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to scale back our operations, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, the Company issued 230,000 shares of common stock, with 460,000 common stock purchase warrants, at a price of $0.50 per share per unit, each unit consisting of one (1) share of common stock and two (2) common stock purchase warrants for cash of $115,000.  Also, the Company issued 375,000 shares of common stock as an incentive fee with a fair value of $300,000, and 9,494 shares of common stock for payment of accounts payable with a fair value of $7,595.

The Company relied on an exemption pursuant to Rule 506 of Regulation d and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

On September 19, 2012, the Company entered into a securities purchase agreement for the sale of 8% convertible promissory note in the aggregate principal amount of $42,500. The funds were received on October 3, 2012, and the note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on July 5, 2013.

On October 8, 2012, the Company entered into a securities purchase agreement for the sale of convertible promissory note in the aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trade price in the 25 trading days previous to the conversion. If the note is paid within 90 days, no interest shall be charged. If the note is not repaid on or before 90 days from the effective date, a one-time interest charge of 5% shall be applied to the principal sum. The notes mature one (1) year from the effective date of each payment. At the closing, the Company received gross proceeds of $75,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 14, 2012.

CARBON SCIENCES, INC.

By:	/s/ Byron Elton
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)