Form 10-K
period 2012-12-31
Carbon Sciences, Inc.
filed 2013-04-02
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
T	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X ] No [ ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC-Bulletin Board on June 29, 2012 was $9,107,058.40.

The number of shares of registrant’s common stock outstanding, as of March 30, 2013 was 11,576,680.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K  to“Carbon Sciences”, the “Company”, “we”, “us”, or “our” refer to Carbon Sciences, Inc.

Introduction

Although found in abundant supply at affordable prices in the U.S. and throughout the world, natural gas must be converted into liquid transportation fuels, such as diesel or gasoline, before it can be used in the existing transportation infrastructure. To meet this need, we are in the early stages of developing a small-scale natural gas-to-liquids (“GTL”) plant to produce diesel or gasoline (the “miniGTL plant” or the “Plant”). The miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility. Developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms. Based on our internal economic analysis and conversations with prospective partners, we believe that the miniGTL, a modular Plant producing approximately 1,000 barrels per day of diesel or gasoline may be economically viable in the United States, given the low price and abundance of natural gas. A modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields. In January 2013, we entered into a Technical Services Agreement with Fluor Corporation to assist us with this project.

We are also developing a proprietary GTL catalyst technology, a dry reforming process that can consume carbon dioxide (CO2) and natural gas to produce hydrogen (H2) and carbon monoxide (CO), an industry standard gas mixture commonly known as syngas.  Syngas can then be processed into liquid fuels, such as gasoline and diesel, using commercially available technology, based on Fischer Tropsch and Methanol-to-Gasoline chemistry.  The development work on this catalyst is based on a patented catalyst, for which we have an exclusive license from the University of Saskatchewan, Canada.  The patented catalyst is a laboratory scale catalyst with over 2,000 hours of uninterrupted run time with high efficiency in converting natural gas and CO2 to syngas.  Initial testing of the catalyst under industrial conditions, such as high temperature and high pressure, confirmed our belief that some variation of our base catalyst may be developed to outperform existing natural gas reforming catalysts by (a) lowering the amount of steam required in the reaction chamber, which decreases the energy required and increases the natural gas throughput rate, and (b) consuming carbon dioxide, which reduces the carbon footprint of the process.  Our research and development efforts are based on developing a commercial form of this catalyst for use in industrial scale natural gas reforming processes. Our development activities have been primarily performed by outside catalyst development firms and we are also seeking a strategic partner to help accelerate the commercial development of our catalyst.

The commercialization of an industrial grade natural gas reforming catalyst is a lengthy process that requires many iterative long-term and expensive testing programs.  To capitalize on what management believes to be the growing natural gas industry and the growing need for liquid transportation fuels, we have shifted our focus toward actual fuel production project development.  We believe that by integrating commercially available GTL technology components in partnership with natural gas suppliers, we can develop a small scale GTL plant that can produce diesel or gasoline from natural gas that is cost competitive with traditional liquid fuels made from petroleum.  Because natural gas is the cleanest of all fossil fuels, GTL diesel and gasoline are also cleaner and have smaller carbon footprints than their petroleum counterparts.

In developing a profitable GTL plant, we also intend to test our proprietary CO2 based catalyst technology through an integrated slip-stream subsystem.

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

The 2010 World Energy Outlook report published by the International Energy Agency (IEA) stated that 2006 was the year that the world’s conventional oil production reached its peak of 70 million barrels per day.

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

We believe that we can apply our technology to natural gas resources to enable the production of non-petroleum liquid fuels to meet the world’s growing demand for use in cars, trucks, planes and ships.  Additionally, because our catalyst technology consumes CO2, we believe we can help reduce the amount of CO2 emissions being released into the atmosphere, which we believe is harmful to the environment and may contributes to climate change.

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

In our miniGTL plant, we intend to use a combination of existing and well known reforming processes - steam, partial oxidation, and/or autothermal. Dry reforming, which is what our proprietary catalyst does, will be an experimental process.

Business Model

We are in the early stages of developing a small-scale natural gas-to-liquids (“GTL”) plant to produce diesel or gasoline (the “miniGTL plant” or the “Plant”). The miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility. Developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms. Based on our internal economic analysis and conversations with prospective partners, we believe that the miniGTL, a modular Plant producing approximately 1,000 barrels per day of diesel or gasoline may be economically viable in the United States, given the low price and abundance of natural gas. A modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

Our plan is to act as the project developer, and then own and operate the miniGTL Plant. However, at any stage of this business process, we may choose to partner with other companies and or/sell our interest in the miniGTL Plant.

Marketing Strategy

We expect that our marketing strategy will include media and analyst communication, blogs, and selected trade show attendance. We intend to utilize appropriate opportunities to place our brand in general and industry specific publications, using press releases, white papers and authored articles and Internet publications.

Research and Development

In January 2013, we entered into a Technical Services Agreement with Fluor Corporation to assist us with the development of our miniGTL plant.  From time to time, we engage other scientific advisors and part-time technical contractors, to help us develop our miniGTL plant. As a project developer, we plan to outsource as much of the development activity as possible.

Government Regulation

With respect to technology development and licensing activities, we do not intend to sell, manufacture or produce any products. We are currently not subject to any government regulations that have a material effect on these operations. However, in the event that we successfully complete the development and then begin operating a miniGTL plant, we will be subject to a number of government regulations, including those administered by the Environmental Protection Agency and various states. Additionally, we are not aware of any pending legislation or regulations that would have a material effect on our operations.

Manufacturing and Distribution

With respect to technology development and licensing activities, we do not intend to manufacture and distribute any products.  However, in the event that we successfully complete the development and begin operating a miniGTL plant, we will manufacture and distribute liquid transportation fuels, such as gasoline and diesel.

Intellectual Property

We have filed numerous patent applications with the United States Patent and Trademark Office in the course of our business history.

On December 23, 2010, we entered in to a License Agreement with the University of Saskatchewan (UOS), pursuant to which we have an exclusive, worldwide, sub-licensable, royalty-bearing right and license to make, have made, use, offer for sale, sell, reproduce, distribute, incorporate into other technology, or otherwise exploit certain patent-pending technology and relevant improvements from UOS, for a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas. This License Agreement commenced on December 23, 2010, and will continue until the expiration date of the last of the licensed patents. In consideration for the grant of the patents, we are required to pay license fee of $20,000 a year for the term of the license Agreement. In addition, we are obligated to pay UOS $50,000 upon the first application of a licensed product in a pilot-scale or commercial facility and $50,000 upon the first sale of a licensed product. We are also required to pay royalties ranging from 0.9% to 3.6% of the sales revenue from a customer that uses a tangible licensed product or system made by us. In the event that we sublicense the licensed patents, we shall pay UOS sublicense compensation ranging from 6.25% to 12.5% of the sublicense fees that we receive. Under the License Agreement, we are also required to maintain general liability insurance with policy limits of no less than $2,000,000 during the term of the License Agreement and products liability insurance coverage with policy limits of no less than $5,000,000 to protect against our activities in relation to the license agreement.

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

Competition

The market for liquid fuel is large, as is the number of competitors providing technology to the fuel industry. For example, companies that offer fuel production technologies include UOP LLC (A Honeywell Company), Chevron Corp, Royal Dutch Shell plc, BP plc, and ExxonMobil Corp.  Royal Dutch Shell and Sasol have profitably commercialized large scale, multi-billion dollar GTL plants.  To our knowledge, there are currently no providers or operators of small scale GTL plants in the 1,000 – 2,000 barrel per day range.  We see this as a lucrative market opportunity and we expect new entrants into the market.  Many of these competitors may be more capitalized and may have more human resources than we do to develop a GTL project.  However, since we are developing one profitable fuel production GTL plant at a time, competition may limit the availability of new opportunities but it does not change the economics of our project once it is up and running.  In fact, the more competitive activity we see in the development of small scale GTL plants, the more it validates the vibrancy of our market.

Employees

As of March 30, 2013 we had 2 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good. We have used an outsourced work-for-hire development model to date.  We intend to increase our internal research and development staffing with the proceeds of this offering.

ITEM 1A.       RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of development and have limited operating history which you can base an investment decision.

We were formed in August 2006 and are currently developing a new technology that is still being developed for commercial use. We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2012 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing. While this offering addresses such concern and is expected to see us through until we begin to generate revenues, our ability to generate such revenues will depend on whether we can successfully develop, commercialize and license our technology and make the transition from a development stage company to an operating company.  We expect to continue to incur losses until approximately 2015 when we estimate we may begin to generate revenues. In making your evaluation of our prospects, you should consider that we are a start-up business focused on a new technology, are designing solutions that have no proven market acceptance, and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully commercialize our technology, operate profitably or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

For the period from our inception, August 25, 2006, through December 31, 2012, we incurred an aggregate net loss, and had an accumulated deficit, of $(10,951,830). For the years ended December 31, 2012 and 2011, we incurred net losses of $(3,273,158) and $(1,861,490). Our losses are expected to continue to increase for at least the next 48 months as we commence full scale development of our technology.  We believe we will require at least the net proceeds of this offering to make this transition and do not expect to transition from a development stage company to an operating company until 2015.  As we do make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

We may not be able to finance the development of a miniGTL plant.

The cost of developing a miniGTL plant may require in excess of $100,000,000. We may not be able to attract sufficient interest from private equity partners and banks to complete the project. If we are not able to fund the cost of the miniGTL plant, we may not be forced to scale back our plans to develop a miniGTL plant.

We may not be able to obtain sufficient quantities of natural gas at a reasonable cost to successfully to operate a miniGTL plant.

While natural gas is abundant in the United States at this time, we may not be able contract for a sufficient quantity for the successful long-term operation of a miniGTL plant. Also, we have no assurance at this time that a long-term supply of natural gas can be obtained at cost that will allow us to successfully operate a miniGTL plant.

Changes in government regulations may delay or threaten the development and operation of a miniGTL plant.

In the event that we successfully complete the development and then begin operating a miniGTL plant, we will be subject to a number of government regulations, including those administered by the Environmental Protection Agency and various states.  Changes in any of these government regulations may delay or threaten the development and operation of a miniGTL plant.

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

We may not be successful in realizing the expected benefits from our Exclusive License Agreement with the UOS.  We intend to incorporate the licensed technology in our development of a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas. To date, we have incurred approximately $1,245,369 in research and development costs separate from our license payments, and we are continuing to incur additional research and development costs to commercialize the catalyst and optimize the process.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 11,576,680 shares of our common stock outstanding as of December 31, 2012, approximately 4,708,120 shares are freely tradable without restriction, as of December 31, 2012. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 7.53% of outstanding shares of common stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions, such as merger or other sale of our company or assets. Thus, actions might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

ITEM 2.      PROPERTIES.

Our principal office is located at 5511C Ekwill Street, Santa Barbara, California 93111. We lease approximately 2,800 square feet.  Our lease provides for a monthly base rent of $2,884 per commencing on October 1, 2012 and shall increase annually thereafter by 3%.  The current term of the lease expires September 30, 2014. We sublease approximately 1,400 square feet to a short-term subtenant, which reduces our occupancy expense to approximately 50% of our lease amount.

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

Fiscal Year 2010	High	Low
First Quarter	$6.16	$3.28
Second Quarter	4.60	2.00
Third Quarter	4.40	2.84
Fourth Quarter	3.80	1.84

Fiscal Year 2011	High	Low
First Quarter	$3.60	$2.40
Second Quarter	6.50	2.40
Third Quarter	6.30	2.12
Fourth Quarter	3.35	1.40

Fiscal Year 2012	High	Low
First Quarter	$2.00	$1.01
Second Quarter	1.48	0.66
Third Quarter	1.20	0.62
Fourth Quarter	0.90	0.16

On March 30, 2013 there were 83 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of March 30, 2013, our common stock was held by 83 stockholders of record and we had 11,576,680 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street Canton, MA 02021.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2012.

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

Our Company

Carbon Sciences is in the early stages of developing a complete small-scale natural gas-to-liquids (“GTL”) fuel production plant (the “miniGTL plant” or the “Plant”). The miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility. Developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms. Based on our internal economic analysis and conversations with prospective partners, we believe that the miniGTL A modular Plant producing approximately 1,000 barrels per day of diesel or gasoline may be economically viable in the United States, given the low price and abundance of natural gas. A modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

With respect to catalyst development activities, Carbon Sciences is developing a proprietary catalyst technology to facilitate the production of cleaner and greener transportation fuels, hydrogen and other valuable, large volume products from natural gas. We believe our clean-tech process will enable the world to reduce its dependence on petroleum by transforming abundant and affordable natural gas into gasoline, diesel and jet fuel, and other products, such as hydrogen, methanol, ammonia, solvents, plastics and detergent alcohols. The key to our process is a chemical catalyst that can reduce the cost of reforming natural gas into synthetic gas (syngas), the most costly step in making liquid fuel and other products from natural gas.

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

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2012 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing. Subsequent to December 31, 2012, we obtained $100,000 in funding through private placement offerings. We believe that the financings received by us after December 31, 2012 will fully address such concern and enable us to implement our business plan through such time as revenues support our operations. If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing. There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

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

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

General and Administrative Expenses

G&A expenses increased by $392,971 to $1,829,698 for the year ended December 31, 2012, compared to $1,436,727 for the year ended December 31, 2011. This increase in G&A expenses was primarily due to the increase in non-cash stock compensation of $464,053, which was partially offset by the decrease in other G&A expenses of $(71,082) compared to the prior year.

Research and Development

               R&D costs decreased by $(262,454) to $139,706 for the year ended December 31, 2012 compared to $402,160 for the year ended December 31, 2011. This decrease in R&D costs was the result of a decrease in outside consulting and lab fees, and supplies for testing and research of product development.

Net Loss
Net loss increased by $(1,411,668) to $(3,273,158) for the year ended December 31, 2012, compared to $(1,861,490) for the year ended December 31, 2011.  This increase in net loss was the result of an increase in non-cash stock compensation expense of $464,053, common stock issued for incentive fees of $1,079,800, amortization of debt discount of $44,942, loss on derivative of $73,259, impairment of intangible assets of $88,147, loss on sale of asset $74,978, and offset by decreases in expenses of $413,511. Currently the Company is in its development stage and has no revenues.

Liquidity and Capital Resources

                   As of December 31, 2012, we had a working deficit of $(1,131,145) compared to a working deficit of $(230,854) for the year ended December 31, 2011. The decrease of $(900,291) in working capital was due primarily to the non-cash derivative liability, plus an increase in accounts payable and debt financing.

                   During the year ended December 31, 2012, we used $(609,437) of cash for operating activities, as compared to $(1,509,968) for the prior period December 31, 2011. The decrease of $(900,531) in the use of cash for operating activities was primarily due to an increase in operating net loss associated with an increase in non-cash expenses, and a decrease in prepaid expenses with an increase in accounts payable, and accrued expenses.

                   Cash used by investing activities was $(19,146) for the year ended December 31, 2012, as compared to cash used of $(78,189) for the prior period ended December 31, 2011. The net decrease of $(59,043) in cash used by investing activities in the current period was due to fewer purchases of tangible and intangible assets as compared to the prior period ended December 31, 2011.

                  Cash provided from financing activities during the year ended December 31, 2012 was $635,575 as compared to $1,557,000 for the prior period ended December 31, 2011. Our capital needs have primarily been met from the proceeds of equity financings, and investor loans, as we are currently in the development stage and had no revenues.

                  Our financial statements as of December 31, 2012 have been prepared under the assumption that we would continue as a going concern. Our independent registered public accounting firm issued their report dated March 30, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern  as the Company does not generate significant revenue and has negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2012, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

           None.

 PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors:

Name	Age	Position
Byron Elton	58	Chairman, Chief Executive Officer, President and Acting Chief Financial Officer
Lee A. Daniels	55	Director
Daniel Nethercott	51	Director

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

Lee A. Daniels – Director.  Lee A. Daniels was appointed to the Board on September 6, 2012.  Mr. Daniels has been an International Business Professor at the Marriott School of Management at Brigham Young University since 2005. Prior to joining the faculty at BYU, Mr. Daniels worked as the Managing Director/Partner from 2000 to 2005 in one of the world’s largest private equity funds, Texas Pacific Group. Prior to joining Texas Pacific Group Asia, Mr. Daniels was President and Representative Director of Jupiter Telecommunications Corp. (“Jupiter”) from 1998 to 2000. In September of 2000, Jupiter merged with Titus Communications (“Titus”) where Mr. Daniels held the position of President and CEO through 2000. Titus was the leader in providing video, voice and Internet services over a common network infrastructure in Japan. Mr. Daniels spent the majority of his career at AT&T working in sales, marketing, and product management roles in California, New Jersey and Japan. Mr. Daniels was the President

and CEO of AT&T Japan from 1994 to 1998 and concurrently served as the Chairman of Jens, one of the first internet service providers in Japan.  Mr. Daniels has had extensive board of directors experience and performed significant community service. From 2008 to 2011, Mr. Daniels served as the Mission President of the Japan Sapporo Mission of The Church of Jesus Christ of Latter Day Saints. He also served for five years as the Chairman of the Board of Directors of the American School in Japan - the largest international school in Japan. He was active with the American Chamber of Commerce in Japan and served as a Sports Commissioner for the Tokyo American Club. He is also a member of the National Advisory Council of the Marriott School of Management at Brigham Young University and the President’s Leadership Council. Mr. Daniels is the only non-Japanese member to have served on three Japanese government special advisory boards for Internet, telecommunications, and digital broadcasting.   Mr. Daniels graduated from Brigham Young University with a Bachelor of Science Degree in Business Management and was awarded a Master of Arts degree in International Business from Sophia University in Tokyo. He also completed the Executive Development Program at the J.L. Kellogg School of Management at Northwestern University.

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

COMMITTEES OF THE BOARD

Committees of the Board

Audit Committee. Our audit committee is comprised of Daniel Nethercott. Mr. Nethercott of the audit committee qualifies as independent under Nasdaq Marketplace Rules. Our audit committee is authorized to:

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

Compensation Committee. Our compensation committee is comprised of Daniel Nethercott, and is authorized to:

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

Nominating Committee. Our nominating committee is comprised of Daniel Nethercott and is authorized to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2012 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation for years ended December 31, 2012 and 2011 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2012 whose total compensation exceeded $100,000, which we refer to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Byron Elton, CEO,	2012	293,100	0	0	645,000	0	0	0	938,100
President and Acting CFO*	2011	300,000	30,000	0	575,250	0	0	0	905,250

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

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2012.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Byron Elton CEO, President and Acting CFO	162,500 375,000 500,000	0 0 0	0 0 0	$4.31 $2.92 $1.48	7/11/2018 4/23/2017 3/30/2022
Lee A Daniels, Director	50,000	0	0	$0.95	9/1/2019

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. No compensation was paid to non-employee directors during the fiscal year ended December 31, 2012. Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

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

Employment Agreements

We currently have no employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2013, the number of and percent of our common stock beneficially owned by:

·	each of our directors,

·	each of our named executive officers,

·	our directors and executive officers as a group, and persons or groups known by us to own beneficially 5% or more of our common stock:

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 30, 2013 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 30, 2013 have been exercised and converted.

The address for our executive officers and directors is the same as our address.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Byron Elton	865,000	7.47%
Daniel Nethercott	6,250	* %
Lee A. Daniels	0	%
All Executive Officers and Directors as a Group (3 persons)	871,250	7.53%
Bountiful Capital, LLC (2) 3905 State Street, Suite 7-187 Santa Barbara, CA 93105	830,001	7.17%
New Quest Ventures, LLC (3) 195 Highway 50, #104 PO Box 7172-189 Stateline, NV 89449	1,071,095	9.25%
Wings Fund, Inc. (4) 5662 Calle Real #115 Santa Barbara, CA 93117	1,119,068	9.67%
William E. Beifuss, Jr.	1,107,659	9.57%
Mark J. Richardson	700,000	6.05%
*Less than one percent.

(1)	Based upon 11,576,680 shares issued and outstanding as of March 30, 2012.

(2)	Gregory Boden has the voting and dispositive power over the shares held by Bountiful Capital, LLC.

(3)	Jonathan Lei has the voting and dispositive power over the shares held by NewQuest Ventures, LLC.

(4)	Karen M. Graham has the voting and dispositive power over the shares held by Wings Fund, Inc.

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

Director Independence

Daniel Nethercott and Lee A. Daniels are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by HJ Associates & Consultants, LLP during 2012 and 2011 for the audits of our annual financial statements for the fiscal year totaled approximately $31,400 and $32,300, respectively.

Audit-Related Fees

We incurred assurance and audit-related fees during 2012 and 2011 of $0 and $0 respectively, to HJ Associates & Consultants, LLP in connection with the audit of the financial statements of the Company for the years ended December 31, 2012 and December 31, 2011.

Tax Fees

We incurred fees of $595 and $1,177 billed to us by HJ Associates & Consultants, LLP for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2012 and December 31, 2011, respectively.

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

Carbon Sciences, Inc.

Date: April 2, 2013	By:	/s/ Byron Elton
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Byron Elton	CHIEF EXECUTIVE OFFICER, PRESIDENT (PRINCIPAL EXECUTIVE OFFICER),	April 2, 2013
Byron Elton	ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING
AND FINANCIAL OFFICER) AND CHAIRMAN OF THE BOARD

/s/ Lee A. Daniels	DIRECTOR	April 2, 2013
Lee A. Daniels

/s/ Daniel Nethercott	DIRECTOR	April 2, 2013
Daniel Nethercott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
(A Development Stage Company)
Santa Barbara, California

We have audited the accompanying balance sheets of Carbon Sciences, Inc. as of December 31, 2012 and 2011, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended, and from inception on August 25, 2006 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/c/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 2, 2013

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$14,257	$7,265
Prepaid expenses	12,888	17,719

TOTAL CURRENT ASSETS	27,145	24,984

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	-	133,344
Computer equipment	9,740	31,434
Furniture & fixtures	1,459	1,459
	11,199	166,237
Less accumulated depreciation	(7,663)	(65,229)

NET PROPERTY AND EQUIPMENT	3,536	101,008

OTHER ASSETS
Patents	1,584	70,585

TOTAL ASSETS	$32,265	$196,577

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$274,485	$141,361
Accrued expenses	16,244	6,763
Accrued interest, notes payable	22,408	7,714
Promissory notes payable, shareholders	5,000	100,000
Derivative liability	753,971	-
Convertible promissory notes, net of discount of $644,520	86,182	-

TOTAL CURRENT LIABILITIES	1,158,290	255,838

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value,
20,000,000 authorized common shares	-	-
Common Stock, $0.001 par value;
100,000,000 authorized common shares
11,576,680 and 9,594,567 shares issued and outstanding, respectively	11,578	9,595
Additional paid in capital	9,814,227	7,609,816
Accumulated deficit during the development stage	(10,951,830)	(7,678,672)

TOTAL SHAREHOLDERS' DEFICIT	(1,126,025)	(59,261)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$32,265	$196,577

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception on
			August 25,2006
	Years Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,829,698	1,436,727	8,347,921
Research and development	139,706	402,160	1,245,369
Depreciation and amortization expense	23,394	19,429	109,420

TOTAL OPERATING EXPENSES	1,992,798	1,858,316	9,702,710

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(1,992,798)	(1,858,316)	(9,702,710)

OTHER INCOME/(EXPENSE)
Interest income	-	-	39,521
Loss on sale of asset	(74,078)	-	(69,033)
Loss on foreign exchange	-	(2,327)	(2,327)
Impairment of intangible assets	(88,147)	-	(88,147)
Loss on shares issued for debt	(705)	-	(705)
Gain on forgiveness of debt	102,000	-	102,000
Common stock issued for incentive fees	(1,079,800)	-	(1,079,800)
Loss on change in derivative	(73,259)	-	(73,259)
Penalties	(288)	(44)	(382)
Interest expense	(66,083)	(803)	(76,988)

TOTAL OTHER INCOME/(EXPENSES)	(1,280,360)	(3,174)	(1,249,120)

NET LOSS	$(3,273,158)	$(1,861,490)	$(10,951,830)

BASIC AND DILUTED LOSS PER SHARE	$(0.30)	$(0.29)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	10,772,767	6,531,228

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIT

							Deficit
							Accumulated
					Additional	Stock	during the
	Preferred stock		Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total
Inception August 25, 2006	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for cash to founders in September 2006
(2,487,500 shares issued at $0.01 for cash)	-	-	2,487,500	2,487	22,388	-	-	24,875

Issuance of common stock for cash in September 2006
(175,000 shares issued at $0.60 for cash)	-	-	175,000	175	104,825	-	-	105,000

Issuance of common stock for cash in October 2006
(525,000 shares issued at $0.60 for cash)	-	-	525,000	525	314,475	-	-	315,000

Issuance of common stock for cash in November 2006
(9,750 shares issued at $4.00 for cash)	-	-	9,750	10	38,990	-	-	39,000

Issuance of common stock for cash in December 2006
(13,875 shares issued at $4.0 for cash)	-	-	13,875	14	55,486	-	-	55,500

Net Loss from Inception through December 31, 2006	-	-					(413,641)	(413,641)
Balance at December 31, 2006	-	-	3,211,125	3,211	536,164	-	(413,641)	125,734

Issuance of common stock for cash in January 2007
(6,375 shares issued at $4.00 for cash)	-	-	6,375	6	25,494	-	-	25,500

Issuance of common stock for cash in March 2007
(72,500 shares issued at $4.00 for cash)	-	-	72,500	73	289,927	-	-	290,000

Issuance of common stock for cash in May 2007
(44,250 shares issued at $4.00 for cash)	-	-	44,250	44	176,956	-	-	177,000

Issuance of common stock for cash in May 2007
(36,250 shares issued at $4.00 for cash)	-	-	36,250	36	144,964	-	-	145,000

Issuance of common stock for cash in July 2007
(281,250 shares issued at $4.00 for cash)	-	-	281,250	281	1,124,719	-	-	1,125,000

Issuance of common stock for services in July 2007
(36,800 shares issued at $4.00 per share)	-	-	36,800	37	147,163	-	-	147,200

Issuance of common stock for services in September 2007
(12,500 shares issued at $6.00 per share)	-	-	12,500	13	74,987	-	-	75,000

Stock issuance cost	-	-	-	-	(265,200)	-	-	(265,200)

Issuance of common stock for cash in December 2007
(7,500 shares issued at $6.00 per share)	-	-	7,500	8	44,992	-	-	45,000

Net Loss for the year ended December 31, 2007	-	-	-	-	-	-	(878,679)	(878,679)
Balance at December 31, 2007	-	-	3,708,550	3,709	2,300,166	-	(1,292,320)	1,011,555

Stock subscriptions payable	-	-	-	-	-	62,000	-	62,000

Net Loss (unaudited)	-	-	-	-	-	-	(1,041,721)	(1,041,721)
Balance at December 31, 2008	-	-	3,708,550	3,709	2,300,166	62,000	(2,334,041)	31,834

Stock subscriptions payable	-	-	-	-	-	213,650	-	213,650

Issuance of common stock for services in April 2009
(4,312 shares issued at fair value for $4.00 per share)	-	-	4,312	4	17,246	-	-	17,250

Issuance of common stock for services in April 2009
(6,250 shares issued at fair value at $4.00 per share)	-	-	6,250	6	24,994	-	-	25,000

Issuance of common stock for cash in May 2009
(68,912 shares issued at $4.00 per share)	-	-	68,912	69	275,581	(275,650)	-	-

Issuance of common stock for cash in May 2009
(37,500 shares issued at $4.00 per share)	-	-	37,500	38	149,962	-	-	150,000

Issuance of common stock for services in May 2009
(25,000 shares issued at fair value at $4.00 per share)	-	-	25,000	25	99,975	-	-	100,000

Issuance of common stock for services in September 2009
(8,447 shares issued at fair value at $4.00 per share)	-	-	8,447	8	33,780	-	-	33,788

Issuance of common stock for conversion of debt in September 2009
(69,737 shares issued at fair value at $3.80 per share)	-	-	69,737	70	264,930	-	-	265,000

Issuance of common stock for cash in September 2009
(280,263 shares issued $1.052584 per share)	-	-	280,263	280	294,720	-	-	295,000

Stock subscriptions payable	-	-	-	-	-	149,125	-	149,125

Stock issuance cost	-	-	-	-	(51,038)	-	-	(51,038)

Issuance of common stock for subscription payable
(37,281 shares issued $4.00 per share)	-	-	37,281	37	149,088	(149,125)	-	-

Issuance of common stock for cash in December 2009
(187,500 shares issued $1.60 per share)	-	-	187,500	188	299,812	-	-	300,000

Net Loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,180,558)	(1,180,558)
Balance at December 31, 2009	-	-	4,433,752	4,434	3,859,216	-	(3,514,599)	349,051

Issuance of common stock for cash in April 2010
(71,429 shares issued $1.40 per share)	-	-	71,429	72	99,928	-	-	100,000

Issuance of common stock for cash in May 2010
(50,000 shares issued $1.04 per share)	-	-	50,000	50	51,950	-	-	52,000

Issuance of common stock for cash in June 2010
(100,000 shares issued $1.04 per share)	-	-	100,000	100	103,900	-	-	104,000

Stock compensation expense for stock options granted and fully vested	-	-	-	-	1,230,000	-	-	1,230,000

Issuance of common stock for cash in July 2010
(50,000 shares issued $1.40 per share)	-	-	50,000	50	69,950	-	-	70,000

Issuance of common stock for cash in August 2010
(8,571,429 shares issued $0.035 per share)	-	-	214,286	214	299,786	-	-	300,000

Issuance of common stock for cash in November 2010
(100,000 shares issued $1.00 per share)	-	-	100,000	100	99,900	-	-	100,000

Issuance of common stock for cash in December 2010
(100,000 shares issued $1.00 per share)	-	-	100,000	100	99,900	-	-	100,000

Net Loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,302,583)	(2,302,583)
Balance at December 31, 2010	-	-	5,120,229	5,120	5,914,530	-	(5,817,182)	102,468

Issuance of common stock for cash
(price per share between $1.00 - $2.00)	-	-	1,141,000	1,141	1,480,859	-	-	1,482,000

Cashless issuance of common stock warrants	-	-	3,333,338	3,334	(3,334)	-	-	-

Stock compensation cost	-	-	-	-	217,761	-	-	217,761

Net Loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,861,490)	(1,861,490)
Balance at December 31, 2011	-	-	9,594,567	9,595	7,609,816	-	(7,678,672)	(59,261)

Issuance of common stock for cash
(prices ranging from $0.50 to $0.70 per share)	-	-	474,721	475	252,600	-	-	253,075

Issuance of common stock for cashless exercise of warrants	-	-	423,943	424	(424)		-	-

Issuance of common stock for services at fair value	-	-	192,857	193	165,807	-	-	166,000

Issuance of common stock at fair value for an incentive fee	-	-	875,000	875	1,078,925	-	-	1,079,800

Issuance of common stock at fair value for acccounts payable	-	-	15,592	16	15,689	-	-	15,705

Stock compensation cost	-	-	-	-	691,814	-	-	691,814

Net Loss for the year ended December 31, 2012	-	-	-	-	-	-	(3,273,158)	(3,273,158)

Balance at December 31, 2012	-	$-	11,576,680	$11,578	$9,814,227	$-	$(10,951,830)	$(1,126,025)

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception on
			August 25, 2006
	Years Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,273,158)	$(1,861,490)	$(10,951,830)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	23,394	19,429	109,420
Common stock issuance for services	166,000	-	417,038
Common stock issuance for incentive fees	1,079,800	-	1,079,800
Stock compensation cost	691,814	217,761	2,139,575
Impairment of intangible assets	88,147		88,147
Loss on sale of asset	74,078	-	69,033
Loss on shares issued for debt	705	-	705
Gain on forgiveness of debt	(102,000)	-	(102,000)
Amortization of debt discount recorded as interest expense	44,942	-	44,942
Loss on change in derivative liability	73,259	-	73,259
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	4,831	(10,156)	(12,888)
Increase (Decrease) in:
Accounts payable	250,124	128,726	391,485
Accrued expenses	268,627	(4,238)	283,104
			.
NET CASH USED IN OPERATING ACTIVITIES	(609,437)	(1,509,968)	(6,370,210)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	-	24,500
Patent expenditures	(19,146)	(33,471)	(89,731)
Purchase of equipment	-	(44,718)	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	(19,146)	(78,189)	(271,720)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	-	100,000	625,000
Proceeds received for convertible promissory notes	417,500	-	392,500
Repayment of advances and loans	(35,000)	(25,000)	(383,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	253,075	1,482,000	5,545,912

NET CASH PROVIDED BY FINANCING ACTIVITIES	635,575	1,557,000	6,656,187

NET INCREASE/(DECREASE) IN CASH	6,992	(31,157)	14,257

CASH, BEGINNING OF PERIOD	7,265	38,422	-

CASH, END OF PERIOD	$14,257	$7,265	$14,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,208	$435	$9,530
Taxes paid	$-	$-	$-
			.
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
During the year ended December 31, 2012, the Company issued 15,592 shares of common stock at fair value of $15,705 for accounts payable with a loss of $705. Also the Company issued 423,943 shares of common stock through a cashless exercise of 900,001 common stock purchase warrants. During the year ended December 31, 2011, the Company issued 3,333,338 shares of common stock for a cashless exercise of 4,000,000 common stock purchase warrants.

The accompanying notes are an integral part of these financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since it’s’ inception through December 31, 2012. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the year ended December 31, 2012, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

Computer equipment	3 Years
Machinery & Equipment	7 Years
Mobile vehicle	5 Years

During the year ended December 31, 2012, the Company abandoned equipment in the amount of $155,837, and recognized a loss of $74,078. Depreciation expense as of December 31, 2012 and 2011 was $23,394 and $19,429 respectively.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:
•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	-	-	-	-

Liabilities

Derivative liability	753,971	-	-	753,971
Convertible promissory note	86,182	-	-	86,182
Total liabilities measured at fair value	$840,153	$-	$-	$840,153

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2012 and 2011.

	For the years ended
	December 31,
	2012	2011

(Loss) to common shareholders (Numerator)	$(3,273,158)	$(1,861,490)

Basic and diluted weighted average number of common shares outstanding (Denominator)	10,772,767	6,531,228

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $139,706 and $402,160 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $0 for the years ended December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2012, the Company reviewed the capitalized patents for impairment in accordance with ASC 350, and determined that due to know technological advances, and economic conditions the carrying amount exceeded its fair value. The Company adjusted the carrying amount of $89,731 to $1,584, and recognized an impairment loss of $88,147 during the period ended December 31, 2012. As of December 31, 2012 and 2011, no amortization has been expensed for the patents, since approval of the patents were pending.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2012, and the following pronouncements were adopted during the period.

The Company adopted ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

The Company adopted ASC 835 "Accounting for Interest". This pronouncement addresses the appropriate accounting when the face amount of a note does not reasonably represent the present value of the consideration given or received in the exchange. A note issued solely for cash equal to its face amount is presumed to earn the stated rate of interest, however, in some cases the parties may also exchange unstated or stated rights or privileges, which are given accounting recognition by establishing a note discount or premium account. In such instances, the effective interest rate differs from the stated rate.  The note discount shall be amortized as interest expense over the life of the note. The adoption of this pronouncement had a material effect on the financial statements of the Company.

3.     CAPITAL STOCK

At December 31, 2012, the Company’s authorized stock consisted of 100,000,000 shares of common stock, with a par value of $0.001.  The Company is also authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the year ended December 31, 2012, the Company issued 230,000 shares of common stock with 460,000 common stock purchase warrants at a price of $0.50 for cash of $115,000; 166,150 shares of common stock at a price of $0.50 per share for cash of $83,075; 78,571 shares of common stock at a price of $0.70 per share for cash of $55,000; 192,857 shares of common stock for services at a fair value of $166,000; 15,592 shares of common stock at fair value of $8,110 for accounts payable of $7,405 and recognized a loss of $705; 423,943 shares of common stock through a cashless exercise of 900,001 purchase warrants. Also, the Company issued 875,000 shares of common stock at a fair value of $1,079,800 as an incentive to certain shareholders to defer removal of the standard restrictive legend on certain shares of the Company’s common stock.

3.     CAPITAL STOCK ( Continued)

During the year ended December 31, 2011, the Company issued 800,000 shares of common stock at a price of $1.00 per share for cash of $800,000, with warrants attached with the option to purchase 3,200,000 shares of common stock over a period of five years; 341,000 shares of common stock at a price of $2.00 for cash of $682,000; 3,333,338 shares of common stock upon cashless exercise of warrants to purchases 4,000,000 shares of common stock.

4.      STOCK OPTIONS AND WARRANTS

As of December 31, 2012, the Board of Directors of the Company granted non-qualified stock options for 762,500 shares of common stock to its employees and consultants. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which dates vary between not later than the seventh (7th) or tenth (10th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven years from the date of grant at exercise prices between $0.95 and $4.31 per share, and for a period of ten years from the date of grant at an exercise price of $1.48 per share, the market value of the Company’s common stock on the date of grant.
	12/31/2012	12/31/2011
Risk free interest rate	1.18%-2.23%	.67%-3.3%
Stock volatility factor	92.47% -280.23%	92.21% -98.23%
Weighted average expected option life	7-10 years	2-7 years
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

	12/31/2012		12/31/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	725,000	$3.38	387,500	$2.92
Granted	762,500	1.45	337,500	3.91
Exercised	-	-	-	-
Expired/forfeited	(350,000)	2.37	-	-
Outstanding, end of period	1,137,500	$2.39	725,000	$3.38
Exercisable at the end of period	715,500	$2.25	471,375	$2.47
Weighted average fair value of
options granted during the period		$1.45		$3.91

The weighted average remaining contractual life of options outstanding as of December 31, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$2.92	387,500	387,500	4.31
$4.31	162,500	110,500	5.53
$3.40	25,000	16,000	5.72
$1.48	512,500	164,000	6.25
$0.95	50,000	37,500	6.72
	1,137,500	715,500

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2012 and 2011, related to the granting of these options is $691,814 and $217,761, respectively.

Warrants
During the year ended December 31, 2012, the Company granted 460,000 common stock purchase warrants with the purchase of 230,000 shares of common stock at a price of $0.50 per share, and 900,001 common stock purchase warrants issued with notes payable for $210,000. On April 4, 2012, through a cashless exercise, the Company issued 423,943 shares of common stock for the 900,001 stock purchase warrants.  As of December 31, 2012, there were 460,000 common stock purchase warrants outstanding.

During the years ended December 31, 2012 and 2011, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

4.      STOCK OPTIONS AND WARRANTS (Continued)
	Year End		Year End
	December 31, 2012		December 31, 2011
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding -beginning of year	-	$-	800,000	$1.00
Granted	1,360,001	0.63	3,200,000	1.00
Exercised	(900,001)	0.70	(4,000,000)	1.00
Forfeited	-	-	-	-
Outstanding - end of year	460,000	$0.50	-	$-

5.    RENTAL LEASE

The Company extended its facility lease for a period of five years expiring on September 30, 2017. The base rent for the period of October 1, 2012 to September 30, 2013, is $2,884 per month, and for the remaining period commencing on October 1, 2013 to September 30, 2017, the base rent will be $2,971. The rent paid for the years ended December 31, 2012 and 2011 were $46,089 and $44,424.

6.    INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2012	2011

Patents-gross		$1,584	$70,585
Less accumulated amortization	15 years	-	-
		$1,584	$70,585

7.   INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2012 and 2011, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2012 and 2011, the Company did not recognize interest and penalties.

8.	DEFERRED TAX BENEFIT

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $7,148,300, which begins to expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pretax income from continuing operations for the period ended December 31, 2012 and 2011, with federal income tax expense presented in the financial statements is as follows:

8.	DEFERRED TAX BENEFIT (Continued)

	2012	2011
Income tax benefit computed at U.S. Federal
statutory rate of 34%	$(1,406,900)	$(744,600)
State Income taxes, net of benefit of federal taxes	300	-
Depreciation	8,600	(13,400)
R&D	4,100	12,300
Accrued compensated absences	1,800	(2,700)
Other	400	1,300
Related party payable	-	100
Penalty	100	20
Loss on disposal of asset	28,700	-
Non deductible stock deductions	883,700	87,100

Valuation Allowance	479,200	659,880

Income tax expense	$-	$-

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

The items as of December 31, 2012 and 2011, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:
	2012	2011
Deferred tax assets:
NOL carryover	$3,073,800	$2,414,200
Contribution carryover	-	200
R & D credit carryover	100,000	90,500
Related party payable	3,300	3,100
Accrued compensated absences	3,800	1,800
Deferred tax liabilites:
Depreciation	(1,000)	(35,700)

Less Valuation Allowance	(3,179,900)	(2,474,100)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9. RELATED PARTY TRANSACTION

During the year ended December 31, 2012, the Company signed additional promissory notes with various investors for funds received in the amount of $267,500 for operating expenses. The Company repaid $35,000 of principal, including interest of $240 during the period. The notes bear interest at 5% per annum, and are due within one year from their effective dates. On December 12, 2012, the Company exchanged the notes for convertible notes, leaving an outstanding balance of $5,000 as of December 31, 2012.

10. CONVERTIBLE PROMISSORY NOTES

On September 19, 2012, the Company entered into a securities purchase agreement for the sale of a 8% convertible promissory note in the aggregate principal amount of $42,500, which includes a deferred debt issuance cost of $2,500. The funds were received on October 3, 2012, and the note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on June 21, 2013.

On October 8, 2012, the Company received in consideration upon execution of a note in the sum of $75,000 on a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000. The funds were received on October 10, 2012. The principal amount of $81,784 outstanding on the note as of December 31, 2012, includes the payment of $75,000 plus the unamortized original issued discount of $6,784. If the note is repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one time interest rate of five percent (5%) will be applied to the principal sum outstanding. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The notes mature one (1) year from the effective date of each payment.

10. CONVERTIBLE PROMISSORY NOTES (Continued)

On December 12, 2012, the Company exchanged certain promissory notes in the aggregate amount of $327,500 to convertible promissory notes. The Company entered into securities purchase agreements for the sale of 10% convertible promissory notes in the aggregate principal amount of $327,500, which are convertible into shares of common stock of the Company at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date. The notes mature one (1) year from the effective date of the note.

On December 21, 2012, the Company entered into a securities purchase agreement for the sale of a 8% convertible promissory note in the aggregate principal amount of $32,500, which includes a deferred debt issuance cost of $2,500. The funds were received on December 21, 2012, and the note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on September 14, 2013.

On December 31, 2012, the Company entered into promissory notes in exchange for services rendered in the aggregate amount of $244,452 for   convertible promissory notes. The Company entered into securities purchase agreements for the sale of 5% convertible promissory notes in the aggregate principal amount of $244,452, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,014,055 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $680,712 representing the imputed interest associated with the embedded derivative, plus $8,750 of the original issue discount. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $44,942 in interest expense for the year ended December 31, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.20 - $0.77
Conversion price for the debt	$0.10 - $0.50
Dividend yield	0.00%
Years to Maturity	1 - 2
Risk free rate	.11% - .25%
Expected volatility	90.93% - 313.78%

The value of the derivative liability balance at December 31, 2012 was $753,971.

11.	SUBSEQUENT EVENT

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

On February 22, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note for $10,000 with an aggregate principal amount of $100,000. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.09 per share of common stock or fifty percent (50%) of the lowest trade price of common stock recorded on any trade day after the effective date. The note matures one (1) year from the effective date of each payment.