Form 10-Q
period 2013-03-31
Carbon Sciences, Inc.
filed 2013-05-20
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares of registrant’s common stock outstanding, as of May 17, 2013 was 11,576,680.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$913	$14,257
Prepaid expenses	21,257	12,888

TOTAL CURRENT ASSETS	22,170	27,145

PROPERTY & EQUIPMENT, at cost
Computer equipment	9,740	9,740
Furniture & fixtures	1,459	1,459
	11,199	11,199
Less accumulated depreciation	(8,527)	(7,663)

NET PROPERTY AND EQUIPMENT	2,672	3,536

OTHER ASSETS
Patents	1,784	1,584

TOTAL ASSETS	$26,626	$32,265

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$307,369	$274,485
Accrued expenses	16,311	16,244
Accrued interest, notes payable	38,599	22,408
Rent deposit	1,500	-
Unearned income	2,250	-
Promissory notes payable, shareholders	5,000	5,000
Derivative liability	767,907	753,971
Convertible promissory notes, net of beneficial conversion feature of $8,986	1,014	-
Convertible promissory notes, net of discount of $523,949	244,669	86,182

TOTAL CURRENT LIABILITIES	1,384,619	1,158,290

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value,
20,000,000 authorized common shares	-	-
Common Stock, $0.001 par value;
100,000,000 authorized common shares
11,576,680 and 11,576,680 shares issued and outstanding, respectively	11,578	11,578
Additional paid in capital	9,895,157	9,814,227
Accumulated deficit during the development stage	(11,264,728)	(10,951,830)

TOTAL SHAREHOLDERS' DEFICIT	(1,357,993)	(1,126,025)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$26,626	$32,265

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

			From Inception on
			August 25,2006
	Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	155,619	521,742	8,503,540
Research and development	2,439	98,746	1,247,808
Depreciation and amortization expense	864	6,026	110,284

TOTAL OPERATING EXPENSES	158,922	626,514	9,861,632

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(158,922)	(626,514)	(9,861,632)

OTHER INCOME/(EXPENSE)
Interest income	-	-	39,521
Rental income	2,250	-	2,250
Loss on sale of asset	-	-	(69,033)
Loss on foreign exchange	-	-	(2,327)
Impairment of intangible assets	-	-	(88,147)
Loss on shares issued for debt	-	-	(705)
Gain on forgiveness of debt	-	-	102,000
Common stock issued for incentive fees	-	(258,400)	(1,079,800)
Gain/(loss) on change in derivative liability	8,550	-	(64,709)
Penalties	-	-	(382)
Interest expense	(164,776)	(2,275)	(241,764)

TOTAL OTHER INCOME/(EXPENSES)	(153,976)	(260,675)	(1,403,096)

NET LOSS	$(312,898)	$(887,189)	$(11,264,728)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.09)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	11,576,680	9,644,818

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)
(Unaudited)
						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2012 (Audited)	-	$-	11,576,680	$11,578	$9,814,227	$(10,951,830)	$(1,126,025)

Beneficial conversion feature	-	-	-	-	10,000	-	10,000

Stock compensation cost	-	-	-	-	70,930	-	70,930

Net Loss for the three months ended March 31, 2013	-	-	-	-	-	(312,898)	(312,898)

Balance at March 31, 2013	-	$-	11,576,680	$11,578	$9,895,157	$(11,264,728)	$(1,357,993)

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25, 2006
	Years Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,898)	$(887,189)	$(11,264,728)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	864	6,026	110,284
Common stock issuance for services	-	76,000	417,038
Common stock issuance for incentive fees	-	258,400	1,079,800
Stock compensation cost	70,930	155,959	2,210,505
Impairment of intangible assets	-	-	88,147
Loss on sale of asset	-	-	69,033
Loss on shares issued for debt	-	-	705
Gain on forgiveness of debt	-	-	(102,000)
Amortization of debt discount and beneficial conversion feature recorded as interest expense	146,988	-	191,930
Loss on change in derivative liability	(8,550)	-	64,709
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(8,369)	(30,723)	(21,257)
Increase (Decrease) in:
Accounts payable	32,883	159,091	424,368
Accrued expenses	16,258	91,134	299,362
Rent deposit	1,500	-	1,500
Unearned income	2,250	-	2,250
			.
NET CASH USED IN OPERATING ACTIVITIES	(58,144)	(171,302)	(6,428,354)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	-	24,500
Patent expenditures	(200)	-	(89,931)
Purchase of equipment	-	-	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	(200)	-	(271,920)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	-	120,000	625,000
Proceeds received for convertible promissory notes	45,000	-	437,500
Repayment of advances and loans	-	-	(383,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	-	55,000	5,545,912

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	175,000	6,701,187

NET INCREASE/(DECREASE) IN CASH	(13,344)	3,698	913

CASH, BEGINNING OF PERIOD	14,257	7,265	-

CASH, END OF PERIOD	$913	$10,963	$913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,535	$491	$11,065
Taxes paid	$-	$-	$-
			.
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
During the three month period ended March 31, 2012, the Company issued 69,737 shares of common stock for converted debt in the amount of $265,000, at fair value of $3.80 per share.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has not generated any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its inception , and believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	767,907	-	-	767,907
Convertible promissory note	245,683	-	-	245,683
Total liabilities measured at fair value	$1,013,590	$-	$-	$1,013,590

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted during the period.

3.      CAPITAL STOCK

At March 31, 2013, the Company’s authorized stock consisted of 100,000,000 shares of common stock, with $0.001 par value.  The Company is also authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

4.      STOCK OPTIONS

As of March 31, 2013, the Company had non-qualified stock options outstanding of 1,137,500 shares of common stock which were granted to its employees. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven  to ten years from the date of grant at exercise prices between $0.95 and $4.31 per share, which represented the market price of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

4.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information as follows:

3/31/2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	1,137,500	$2.39
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	1,137,500	$2.39
Exercisable at the end of period	759,000	$2.22
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended March 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31,2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the three months ended March 31, 2013 and 2012 is $70,930 and $155,959, respectively.

Warrants
As of March 31, 2013, the Company had 460,000 common stock purchase warrants outstanding.

5.   RELATED PARTY TRANSACTION

During the three months ended March 31, 2013, the Company signed a promissory note for funds received on January 17, 2013 in the amount of $10,000 for operating expenses from an existing shareholder. The note bears interest at 5% per annum, and is due within one year from the effective date.

6.   CONVERTIBLE PROMISSORY NOTES

The Company received funds for two (2) securities purchase agreement entered into on September 19, 2012 and December 21, 2012, for the sale of two (2) 8% convertible promissory notes in the aggregate principal amount of $75,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The notes mature on June 21, 2013, and September 14, 2013. The Company recorded a debt discount of $60,382 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2013, total amortization was recorded in amount of $20,636 resulting in a debt discount of $26,386 at March 31, 2013.

On December 12, 2012, the Company exchanged certain promissory notes in the aggregate amount of $327,500 to convertible promissory notes. The Company entered into securities purchase agreements for the sale of 10% convertible promissory notes in the aggregate principal amount of $327,500, which are convertible into shares of common stock of the Company at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date. The notes mature one (1) year from the effective date of each of the notes. The Company recorded a debt discount of $327,500 related to the conversion feature of the notes, along with a derivative liability at inception.  During the three months ended March 31, 2013, total amortization was recorded in amount of $80,753 resulting in a debt discount of $228,648 at March 31, 2013.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

6.     CONVERTIBLE PROMISSORY NOTES (Continued)

On December 31, 2012, the Company entered into promissory notes in exchange for services rendered in the aggregate amount of $244,452 for   convertible promissory notes. The Company entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The Company recorded a debt discount of $237,742 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2013, total amortization was recorded in amount of $29,341 resulting in a debt discount of $208,075 at March 31, 2013.

On February 22, 2013, the Company received in consideration upon execution of a note in the sum of $10,000 on a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000. The Company received an advance in the amount of $10,000 on February 25, 2013. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date. The note matures one (1) year from the effective date. The Company recorded a debt discount of $10,000 related to the beneficial conversion feature of the note.  As of March 31, 2013, total amortization was recorded in the amount of $1,014 resulting in a discount of $8,986 at March 31, 2013.

On October 8, 2012, the Company received in consideration upon execution of a note in the sum of $75,000 on a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000.  The principal amount of $81,784 outstanding on the note as of December 31, 2012 included the payment of $75,000 plus the unamortized original issue discount of $6,784.  The Company recorded a debt discount of $54,843 related to the conversion feature of the note and $6,784 related to the original issue discount, along with a derivative liability at inception.  During the three months ended March 31, 2013, total amortization was recorded in the amount of $15,680 resulting in a discount of $28,999 at March 31, 2013.  On February 27, 2013, the Company received additional proceeds of $25,000 on this securities purchase agreement, with an original issue discount of $2,917 for total principal owed of $27,917.  The Company recorded a debt discount of $22,487 related to the conversion feature of the note and $2,917 related to the original issue discount, along with a derivative liability at inception.  During the three months ended March 31, 2013, total amortization was recorded in the amount of $2,227 resulting in a discount of $23,176 at March 31, 2013.If the notes are repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one-time interest rate of five percent (5%) will be applied to the principal sums outstanding. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The notes mature one (1) year from the effective date of each advance.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.14 - $0.77
Conversion price for the debt	$0.06 - $0.50
Dividend yield	0.00%
Years to Maturity	1 - 2
Risk free rate	.11% - .25%
Expected volatility	90.93% - 313.78%

The value of the derivative liability balance at March 31, 2013 was $767,907.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On April 23, 2013, the Company signed a promissory note for funds received in the amount of $10,000 for operating expenses from an existing shareholder. The note bears interest at 5% per annum, and is due with one year from the effective date.

On May 1, 2013, the Company signed a promissory note for funds received in the amount of $10,000 for operating expenses from an existing shareholder. The note bears interest at 5% per annum, and is due with one year from the effective date.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this filing. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our annual report on Form 10-K filed with the SEC on April 2, 2013 and other filings made with the SEC.

OVERVIEW

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

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2012 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing. Subsequent to December 31, 2012, we obtained $65,000 in funding through private placement offerings. We believe that the financings received by us after December 31, 2012 will fully address such concern and enable us to implement our business plan through such time as revenues support our operations. If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing. There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2013 and no pronouncements were adopted during the period which could have a material impact on the Company's financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

General and Administrative Expenses
G&A expenses decreased by $(366,123) to $155,619 for the three months ended March 31, 2013, compared to $521,742 for the three months ended March 31, 2012. This decrease in G&A expenses was primarily due to the decrease in non-cash stock compensation of $(85,029), a decrease in salaries of $(99,071), investor relations of $(98,500), professional fees of $(50,026), this was partially offset by the decrease in other G&A expenses of $(33,497) compared to the prior year.

Research and Development
R&D costs decreased by $(96,307) to $2,439 for the three months ended March 31, 2013, compared to $98,746 for the three months ended March 31, 2012. This decrease in R&D costs was the result of a decrease in outside consulting and lab fees, supplies for testing, and research and product development.

Net Loss
Net loss decreased by $(574,291) to $(312,898) for the three months ended March 31, 2013, compared to $(887,189) for the three months ended March 31, 2012.  This decrease in net loss was the result of a net decrease in other expenses of $(106,699), which consisted of an increase in interest of $(15,514), an increase in amortization of debt discount and original issue discount of $(146,988), gain on change in derivative liability of $8550, an increase in rental income of $2,250, and a decrease in common stock issued for incentive fees of $258,400, with an overall decrease in operating expenses of $(377,401), a decrease in non-cash stock compensation expense of $(85,029), and depreciation of $(5,162) . Currently the Company is in its development stage and  have not generated any revenues.

Liquidity and Capital Resources

 As of March 31, 2013, we had a working capital deficit of $(1,362,449) compared to $(1,131,145) for the year ended December 31, 2012. The increase of $(231,304) in working capital deficit was due primarily to the non-cash derivative liability, plus an increase in accounts payable and issuance of convertible promissory notes.

During the three months ended March 31, 2013, we used $(58,144) of cash for operating activities, as compared to $(171,302) for the prior period March 31, 2012. The decrease of $(113,158) in the use of cash for operating activities was primarily due to a decrease in operating net loss associated with an increase in non-cash expenses, and a decrease in prepaid expenses, accounts payable, and accrued expenses.

Cash used by investing activities was $(200) for the three months ended March 31, 2013, as compared to no patent expenditures in the prior period ended March 31, 2012.

Cash provided from financing activities during the March 31, 2013 was $45,000 as compared to $175,000 for the prior period ended March 31, 2012. Our capital needs have primarily been met from the proceeds of equity financings, and investor loans, as we are currently in the development stage and have not generated any revenues.

We do not have any material commitments for capital expenditures during the next twelve months.  Although proceeds received from the sale of our securities are currently sufficient to fund our current operating expenses, we will need to raise additional funds in the future to continue our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Our financial statements as of March 31, 2013 have been prepared under the assumption that we would continue as a going concern. Our independent registered public accounting firm issued their report dated March 30, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern  as the Company does not generate significant revenue and has negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed April 2, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013 the Company entered into securities purchase agreements and convertible promissory notes for funds received in the amount of $45,000. The funds were used for operating expenses.

The Company relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 20, 2013.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)