Form 10-Q
period 2013-06-30
Carbon Sciences, Inc.
filed 2013-08-16
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of registrant’s common stock outstanding, as of August 14, 2013 was 29,332,423.

CARBON SCIENCES, INC.

PART I    – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)

Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,579	$14,257
Prepaid expenses	13,242	12,888

TOTAL CURRENT ASSETS	20,821	27,145

PROPERTY & EQUIPMENT, at cost
Computer equipment	9,740	9,740
Furniture & fixtures	1,459	1,459
	11,199	11,199
Less accumulated depreciation	(9,391)	(7,663)

NET PROPERTY AND EQUIPMENT	1,808	3,536

OTHER ASSETS
Patents	1,784	1,584

TOTAL ASSETS	$24,413	$32,265

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$218,626	$274,485
Accrued expenses	3,407	16,244
Accrued interest, notes payable	53,910	22,408
Rent deposit	1,500	-
Unearned income	2,250	-
Promissory notes payable, other	5,000	5,000
Derivative liability	935,936	753,971
Convertible promissory notes, net of beneficial conversion feature of $113,950 and $0, respectively	92,550	-
Convertible promissory notes, net of discount of $367,352 and $644,521, respectively	312,245	86,182

TOTAL CURRENT LIABILITIES	1,624,778	1,158,290

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value,
20,000,000 authorized common shares, no shares outstanding	-	-
Common Stock, $0.001 par value;
1,000,000,000 authorized common shares
17,613,576 and 11,576,680 shares issued and outstanding, respectively	17,615	11,578
Additional paid in capital	10,198,199	9,814,227
Accumulated deficit during the development stage	(11,816,825)	(10,951,830)

TOTAL SHAREHOLDERS' DEFICIT	(1,601,011)	(1,126,025)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$24,413	$32,265

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					From Inception on
					August 25,2006
	Three Months Ended		Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	121,593	501,348	277,212	1,023,090	8,625,133
Research and development	(2,000)	27,798	439	126,544	1,245,808
Depreciation and amortization expense	864	5,671	1,728	11,697	111,148

TOTAL OPERATING EXPENSES	120,457	534,817	279,379	1,161,331	9,982,089

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSES)	(120,457)	(534,817)	(279,379)	(1,161,331)	(9,982,089)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	-	39,521
Rental income	4,500	-	6,750	-	6,750
Loss on sale of asset	-	-	-	-	(69,033)
Loss on foreign exchange	-	-	-	-	(2,327)
Impairment of intangible assets	-	-	-	-	(88,147)
Loss on settlement of debt	(27,536)	(610)	(27,536)	(610)	(28,241)
Gain on forgiveness of debt	20,000	102,000	20,000	102,000	122,000
Common stock issued for incentive fees	-	(521,400)	-	(779,800)	(1,079,800)
Loss on change in derivative liability	(245,697)	-	(237,146)	-	(310,406)
Penalties	-	-	-	-	(382)
Interest expense	(182,907)	(7,044)	(347,684)	(9,319)	(424,671)

TOTAL OTHER INCOME/(EXPENSES)	(431,640)	(427,054)	(585,616)	(687,729)	(1,834,736)

NET LOSS	$(552,097)	$(961,871)	$(864,995)	$(1,849,060)	$(11,816,825)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.09)	$(0.07)	$(0.18)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	13,269,334	10,653,172	12,427,683	10,148,995

CARBON SCIENCES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity/(Deficit)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2012 (audited)	-	$-	11,576,680	$11,578	$9,814,227	$(10,951,830)	$(1,126,025)

Issuance of common stock for covnersion of promissory notes (prices ranging from $0.0066 - $0.0725 per share)	-	-	6,036,896	6,037	165,797	-	171,834

Beneficial conversion feature	-	-	-	-	137,000	-	137,000

Stock compensation cost	-	-	-	-	81,175	-	81,175

Net Loss for the six months ended June 30, 2013	-	-	-	-	-	(864,349)	(864,349)

Balance at June 30, 2013	-	$-	17,613,576	$17,615	$10,198,199	$(11,816,179)	$(1,600,365)

CARBON SCIENCES, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			From Inception on
			August 25, 2006
	Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(864,995)	$(1,849,060)	$(11,816,825)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation expense	1,728	11,697	111,148
Common stock issuance for services	-	76,000	417,038
Common stock issuance for incentive fees	-	779,800	1,079,800
Stock compensation cost	81,175	379,748	2,220,750
Impairment of intangible assets	-	-	88,147
Loss on sale of asset	-	-	69,033
Payment of debt with promissory notes	66,150	-	66,150
(Gain)/loss on settlement of debt	27,536	610	28,241
Gain on forgiveness of debt	(20,000)	(102,000)	(122,000)
Amortization of debt discount and beneficial conversion feature recorded as interest expense	311,530	-	356,472
Loss on change in derivative liability	237,146	-	310,405
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(354)	(15,371)	(13,242)
Increase (Decrease) in:
Accounts payable	34,111	263,243	425,596
Accrued expenses	20,365	184,320	303,469
Rent deposit	1,500	-	1,500
Unearned income	2,250	-	2,250
			.
NET CASH USED IN OPERATING ACTIVITIES	(101,858)	(271,013)	(6,472,068)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of vehicle	-	-	24,500
Patent expenditures	(200)	(19,034)	(89,931)
Purchase of equipment	-	-	(206,489)

NET CASH USED IN INVESTING ACTIVITIES	(200)	(19,034)	(271,920)

CASH FLOWS IN FINANCING ACTIVITIES:
Advances from officer	-	-	113,000
Loans from investors	-	171,000	625,000
Proceeds received for convertible promissory notes	95,380	-	487,880
Repayment of advances and loans	-	-	(383,000)
Proceeds from subscriptions payable	-	-	362,775
Proceeds from issuance of common stock, net	-	138,075	5,545,912

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,380	309,075	6,751,567

NET INCREASE/(DECREASE) IN CASH	(6,678)	19,028	7,579

CASH, BEGINNING OF PERIOD	14,257	7,265	-

CASH, END OF PERIOD	$7,579	$26,293	$7,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,535	$491	$11,065
Taxes paid	$-	$-	$-
			.
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES
During the six months ended June 30, 2013 the Company issued 6,036,896 shares of common stock for conversion of $79,023 in convertible promissory notes, plus $1,700 of accrued interest. The Company recognized a gain of $26,890 on the conversion of the notes. Also, during the same period, the Company exchanged demand notes for convertible promissory notes in the amount of $97,000.  During the six months ended June 30, 2012, the Company issued 69,737 shares of common stock for converted debt in the amount of $265,000, at fair value of $3.80 per share. Also, the shares Company issued 6,098 of common stock at a fair value of $8,110 for an accounts payable with a loss of $610.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

1.    Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

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

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2013 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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
JUNE 30, 2013

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:
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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	$935,936	-	-	$935,936
Convertible promissory note	404,795	-	-	404,795
Total liabilities measured at fair value	$1,340,731	$-	$-	$1,340,731

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2013, and no pronouncements were adopted during the period.

3.    CAPITAL STOCK

At June 30, 2013, the Company’s authorized stock consisted of 100,000,000 shares of common stock, with $0.001 par value.  The Company is also authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the six months ended, the Company issued 6,036,896 shares of common stock at fair value in conversion of $79,023 convertible promissory notes, plus accrued interest payable of $1,700. The Company recognized a loss of $26,890 for conversion of the notes.

4.      STOCK OPTIONS

As of June 30, 2013, the Company had non-qualified stock options outstanding of 100,000 shares of common stock to its employees. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provisions of the Option agreement, each Option expires on the date specified in the Option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vested immediately, and are exercisable for a period of seven to ten years from the date of grant at exercise prices between $0.95 and $3.40 per share, the market value of the Company’s common stock on the date of grant.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

4.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information as follows:

	6/30/2013
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	1,137,500	$2.39
Granted	-	-
Exercised	-	-
Expired	(1,037,500)	2.44
Outstanding, end of period	100,000	$1.88
Exercisable at the end of period	87,000	$1.58
Weighted average fair value of
options granted during the period		$-

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended June 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the six months ended June 30, 2013 and 2012 is $81,175 and $379,748, respectively.

Warrants
As of June 30, 2013, the Company had 460,000 common stock purchase warrants outstanding.

5.     PROMISSORY NOTES

During the six months ended June 30, 2013, the Company signed three (3) additional demand promissory notes for funds received during the month of May 2013 in the amount of $20,379 for operating expenses from an existing shareholder. The total aggregate balance due to the shareholder was $30,379, which included previous funds received in January. The notes bore interest at 5% per annum, and are due within one year from the effective date. As of May 29, 2013, the notes were exchanged for a convertible promissory note.

During the month of May 2013, the Company signed two (2) demand promissory notes in exchange for accounts payable in the amount of $66,621. The notes bore interest at 10% per annum, and were due within one year from the effective date. As of May 23, 2013, the notes were purchased by a shareholder.

6.     CONVERTIBLE PROMISSORY NOTES

The Company received funds for two (2) securities purchase agreements entered into on September 19, 2012 and December 21, 2012, for the sale of two (2) 8% convertible promissory notes in the aggregate principal amount of $75,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. One note matured on June 21, 2013, and the other matures on September 14, 2013. During the period ended June 30, 2013, the principal of $46,250, plus accrued interest of $1,700 was converted into shares of common stock,   leaving a remaining principal balance of $28,750. Upon extinguishment of the debt, the Company recognized a loss of $7,697. The Company recorded a debt discount of $60,382 related to the conversion feature of the note, along with a derivative liability at inception.  As of June 30, 2013, total amortization was recorded in amount of $54,243 resulting in a remaining debt discount of $6,136 at June 30, 2013.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

6.     CONVERTIBLE PROMISSORY NOTES (Continued)

On December 12, 2012, the Company exchanged certain promissory notes in the aggregate amount of $327,500 to convertible promissory notes. The Company entered into securities purchase agreements for the sale of 10% convertible promissory notes in the aggregate principal amount of $327,500, which are convertible into shares of common stock of the Company at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date. The notes mature one (1) year from the effective date of the note. During the period ended June 30, 2013, the principal sum of $62,000, plus accrued interest was transferred to another investor, and $8,728 of the note was converted into shares of common stock. The remaining principal balance as of June 30, 2013 was $318,772. The Company recorded a debt discount of $327,500 related to the conversion feature of the note, along with a derivative liability at inception.  As of June 30, 2013, total amortization was recorded in amount of $179,452 resulting in a debt discount of $148,048 at June 30, 2013.

On December 31, 2012, the Company entered into promissory notes in exchange for services rendered in the aggregate amount of $244,452 for   convertible promissory notes. The Company entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The notes mature two (2) years from their effective dates. The Company recorded a debt discount of $237,742 related to the conversion feature of the note, along with a derivative liability at inception.  As of June 30, 2013, total amortization was recorded in amount of $59,008 resulting in a remaining debt discount of $178,982 at June 30, 2013.

On February 22, 2013, the Company received in consideration upon execution of a note in the sum of $10,000 on a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000. The Company received an advance in the amount of $10,000 on February 25, 2013. During the period ended June 30, 2013, the Company received additional proceeds of $30,000 on this securities purchase agreement. The total principal owed as of June 30, 2013 was $40,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date. The notes mature one (1) year from their effective date. The Company recorded a debt discount of $40,000 related to the beneficial conversion feature of the note.  As of June 30, 2013, total amortization was recorded in the amount of $5,805 resulting in a remaining discount of $34,195 at June 30, 2013.

On October 8, 2012, the Company received in consideration upon execution of a note in the sum of $75,000 on a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000.  The principal amount of $81,784 outstanding on the note as of December 31, 2012 included the payment of $75,000 plus the unamortized original issue discount of $6,784.  The Company recorded a debt discount of $54,843 related to the conversion feature of the note and $6,784 related to the original issue discount, along with a derivative liability at inception.  As of June 30, 2013, total amortization was recorded in the amount of $52,845 resulting in a remaining discount of $9,576 at June 30, 2013.  On February 27, 2013, the Company received additional proceeds of $25,000 on this securities purchase agreement, with an original issue discount of $2,917 for total principal owed of $27,917.  The Company recorded a debt discount of $22,487 related to the conversion feature of the note and $2,917 related to the original issue discount, along with a derivative liability at inception.  As of June 30, 2013, total amortization was recorded in the amount of $7,577 resulting in a remaining discount of $14,909 at June 30, 2013. If the notes are repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one-time interest rate of five percent (5%) will be applied to the principal sums outstanding. As of June 30, 2013, all interest was owed. The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The notes mature one (1) year from the effective date of each advance.

On March 14, 2013, the Company entered into a promissory note in exchange for accounts payable in the amount of $29,500 on a convertible promissory note. The Company entered into securities purchase agreements for the sale of 5% convertible promissory note in the principal amount of $29,500, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note matures two (2) years from its effective date.

On May 29, 2013, the Company exchanged $97,000 in demand promissory notes for convertible promissory notes on a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000. The notes are convertible into shares of common stock of the Company at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date. The note matures six (6) months from the effective date. The Company recorded a debt discount of $97,000 related to the beneficial conversion feature of the note.  As of June 30, 2013, total amortization was recorded in the amount of $17,244 resulting in a remaining discount of $79,756 at June 30, 2013.

On May 31, 2013, the Company entered into a promissory note in exchange for services rendered in the amount of $15,000 on a convertible promissory note. The Company entered into securities purchase agreements for the sale of 5% convertible promissory note in the principal amount of $25,000, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.04 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note matures two (2) years from its effective date.

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

6.     CONVERTIBLE PROMISSORY NOTES (Continued)

On June 4, 2013, the Company entered into a promissory note in exchange for services rendered in the amount of $25,000 on a convertible promissory note. The Company entered into securities purchase agreements for the sale of 5% convertible promissory note in the principal amount of $25,000, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note matures three (3) years from its effective date.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.013 - $0.77
Conversion price for the debt	$0.005 - $0.50
Dividend yield	0.00%
Years to Maturity	1 - 2
Risk free rate	.05% - .25%
Expected volatility	90.93% - 369.31%

The value of the derivative liability balance at June 30, 2013 was $935,936.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On July 8, 2013, the Company received in consideration upon execution of a note for funds received in the amount of $42,500 on a securities purchase agreement entered into for the sale of a 8% convertible promissory note in the aggregate principal amount of $42,500. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note matures on April 10, 2014.

During the month of July, the Company issued 7,476,276 shares of common stock in conversion of various promissory notes consisting of principal of $33,841, plus accrued interest of $354.

During the month of August, the Company issued 4,242,571 shares of common stock in conversion of various promissory notes consisting of principal of $13,309, plus accrued interest of $151.

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

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2012 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing. Subsequent to December 31, 2012, we obtained $95,380 in funding through debt financing. We believe that the financings received by us after December 31, 2012 will fully address such concern and enable us to implement our business plan through such time as revenues support our operations. If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing. There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2013 and no pronouncements were adopted during the period.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

General and Administrative Expenses

G&A expenses decreased by $378,099 to $123,249 for the three months ended June 30, 2013, compared to $501,348 for the three months ended June 30, 2012. This decrease in G&A expenses was primarily due to the decrease in non-cash stock compensation of $213,544, a decrease in salaries of $109,833, investor relations of $13,872, professional fees of $31,639, this was partially offset by the decrease in other G&A expenses of $9,211 compared to the prior year. The reduction in G&A was primarily the result of fewer employees, and expenses associated with the employees.

Research and Development

R&D costs decreased by $29,798 to $(2,000) for the three months ended June 30, 2013, compared to $27,798 for the three months ended June 30, 2012. This decrease in R&D costs was the result of a decrease in outside consulting and lab fees, and supplies for testing and research of product development.

Other Income and Expenses

Other income and (expenses) decreased by $4,586 to $431,640 net expense for the three months ended June 30, 2013, compared to $427,054 for the three months ended June 30, 2012. The decrease in other income and (expenses) was the result of a decrease in incentive fees, forgiveness of debt, with an increase in interest expense, gain on settlement of debt, amortization of debt discount, rental income and the loss on change in derivative. The overall decrease was due to the Company changing the structure of its debt financing.

Net Loss

Net loss decreased by $409,774 to $552,097 for the three months ended June 30, 2013, compared to $961,871 for the three months ended June 30, 2012.  This decrease in net loss was the result of a net decrease in other income and (expenses) of $4,586, with an overall decrease in operating expenses of $414,360. Currently the Company is in its development stage and has no revenues.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

General and Administrative Expenses

G&A, expenses increased by $745,878 to $277,212 for the six months ended June 30, 2013, compared to $1,023,090 for the six months ended June 30, 2012. The decrease in G&A for the six months ended June 30, 2013 was due primarily to due to the decrease in non-cash stock compensation of $298,573, a decrease in salaries of $219,913, investor relations of $102,786, professional fees of $81,718, this was partially offset by the decrease in other G&A expenses of $42,888 compared to the prior year. The reduction in G&A was primarily the result of fewer employees, and expenses associated with the employees.

Research and Development

R&D costs decreased by $126,105 to $439 for the six months ended June 30, 2013, compared to $126,544 for the six months ended June 30, 2012.  This decrease in R&D costs was the result of a decrease in outside consulting and lab fees, and supplies for testing and research of product development.

Other Income and Expenses

Other income and (expenses) decreased by $102,113 to $585,616 for the six months ended June 30, 2013, compared to $687,729 for the six months ended June 30, 2012. The decrease in other income and expenses was the result of a decrease in incentive fees, forgiveness of debt, with an increase in interest expense, gain on settlement of debt, amortization of debt discount, rental income and the loss on change in derivative. The overall decrease was due to the Company changing the structure of its debt financing.

Net Loss

Net Loss for the six months ended June 30, 2013 was $864,995 compared to $1,849,060 for the six months ended June 30, 2012. This decrease in net loss was the result of a net decrease in other income and (expenses) of $102,113, with an overall decrease in operating expenses of $881,952. Currently the Company is in its development stage and has no revenues.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $1,604,603 compared to $1,131,145 for the year ended December 31, 2012. The increase of $473,458in working capital deficit was due primarily to accrued expenses, the non-cash derivative liability, plus an increase in convertible promissory notes as a result of debt financing.

During the six months ended June 30, 2013, we used $101,858 of cash for operating activities, as compared to $271,013 for the six months ended June 30, 2012. The decrease of $169,155 in the use of cash for operating activities was primarily due to an decrease in operating net loss associated with an increase in non-cash expenses, and a decrease in prepaid expenses, accounts payable, and accrued expenses.

Cash used by investing activities was $200 for the six months ended June 30, 2013, as compared to $19,034 in patent expenditures in the six months ended June 30, 2012.

Cash provided from financing activities during the six months ended June 30, 2013 was $95,380 as compared to $309,075 for the six months ended June 30, 2012. Our capital needs have primarily been met from the proceeds of equity financings, and investor loans, as we are currently in the development stage and had no revenues.

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

Our financial statements as of June 30, 2013 have been prepared under the assumption that we would continue as a going concern. Our independent registered public accounting firm issued their report dated April 2, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern  as the Company does not generate significant revenue and has negative cash flows from operations. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013 the Company entered into securities purchase agreements and convertible promissory notes for funds received in the amount of $50,380. The funds were used for operating expenses.

Also, during the three months ended June 30, 2013, the Company issued 6,036,896 for conversion of various convertible promissory notes in the amount of $79,023 in principal, plus $1,700 accrued interest.

The Company relied on an exemption pursuant to Rule 506 of Regulation d and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 16,  2013.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)