Form 10-Q
period 2013-09-30
Carbon Sciences, Inc.
filed 2013-11-13
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of registrant’s common stock outstanding, as of November 12, 2013 was 56,939,004.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$15,277	$14,257
Prepaid expenses	10,576	12,888
Total current assets	25,853	27,145

PROPERTY AND EQUIPMENT, NET	1,468	3,536

OTHER ASSETS - Patents	1,784	1,584

Total assets	$29,105	$32,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$224,719	$274,485
Accrued expenses and other current liabilities	10,762	16,244
Accrued interest, notes payable	56,875	22,408
Notes payable	11,000	5,000
Derivative liability	2,052,137	753,971
Convertible notes payable, net of beneficial conversion feature of $62,564 and $0, respectively	128,936	-
Convertible notes payable, net of discount of $332,303 and $644,521, respectively	342,398	86,182
Total current liabilities	2,826,827	1,158,290

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 47,502,384 and 11,576,680 shares issued and outstanding	47,504	11,578
Additional paid-in capital	10,392,026	9,814,227
Deficit accumulated during the development stage	(13,237,252)	(10,951,830)
Total stockholders’ deficit	(2,797,722)	(1,126,025)

Total liabilities and stockholders’ deficit	$29,105	$32,265

See notes to condensed financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From Inception on August 25, 2006 through September 30, 2013
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	109,412	528,182	386,624	1,551,272	8,734,545
Research and development	-	8,570	439	135,114	1,245,808
Depreciation and amortization	340	5,848	2,068	17,545	111,488

Total operating expenses	109,752	542,600	389,131	1,703,931	10,091,841

LOSS FROM OPERATIONS	(109,752)	(542,600)	(389,131)	(1,703,931)	(10,091,841)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	39,521
Rental income	4,500	-	11,250	-	11,250
Loss on sale of asset	-	-	-	-	(69,033)
Loss on foreign exchange	-	-	-	-	(2,327)
Impairment of intangible assets	-	-	-	-	(88,147)
Loss on settlement of debt	(7,948)	(95)	(35,484)	(705)	(36,189)
Gain on forgiveness of debt	-	-	20,000	102,000	122,000
Incentive fees	-	(300,000)	-	(1,079,800)	(1,079,800)
Loss on change in derivative liability	(1,161,630)	-	(1,398,776)	-	(1,472,036)
Penalties	-	-	-	-	(382)
Interest expense	(145,597)	(4,667)	(493,281)	(13,986)	(570,268)

Total other income (expense)	(1,310,675)	(304,762)	(1,896,291)	(992,491)	(3,145,411)

LOSS BEFORE INCOME TAXES	(1,420,427)	(847,362)	(2,285,422)	(2,696,422)	(13,237,252)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,420,427)	$(847,362)	$(2,285,422)	$(2,696,422)	$(13,237,252)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.07)	$(0.11)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	28,999,533	11,302,216	21,450,601	10,536,208

See notes to condensed financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,		From Inception on August 25, 2006 through September 30, 2013
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,285,422)	$(2,696,422)	$(13,237,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,068	17,545	111,488
Stock compensation cost	96,580	603,536	2,236,155
Common stock issued for services	-	76,000	417,038
Common stock issued for incentive fees	-	1,079,800	1,079,800
Loss on sale of assets	-	-	69,033
Impairment of intangible assets	-	-	88,147
Loss on settlement of debt	35,484	705	36,189
Gain on forgiveness of debt	(20,000)	(102,000)	(122,000)
Notes payable issued for services	66,150	-	66,150
Amortization of debt discount and beneficial conversion feature recorded to interest expense	443,855	-	488,797
Loss on change in derivative liability	1,398,776	-	1,472,036
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	2,312	(4,096)	(10,576)
Increase (decrease) in:
Accounts payable	40,204	322,297	431,688
Accrued expenses and other current liabilities	39,833	254,170	322,937
NET CASH USED IN OPERATING ACTIVITIES	(180,160)	(448,465)	(6,550,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(200)	(19,146)	(89,931)
Purchase of property and equipment	-	-	(206,489)
Proceeds from the sale of assets	-	-	24,500
NET CASH USED IN INVESTING ACTIVITIES	(200)	(19,146)	(271,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,000	207,500	636,000
Proceeds from convertible notes payable	170,380	-	562,880
Advances from officer	-	-	113,000
Net proceeds from issuance of common stock	-	253,075	5,908,687
Repayment of advances and notes payable	-	-	(383,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	181,380	460,575	6,837,567

NET INCREASE (DECREASE) IN CASH	1,020	(7,036)	15,277
CASH, BEGINNING OF THE PERIOD	14,257	7,265	-

CASH, END OF THE PERIOD	$15,277	$229	$15,277

See notes to condensed financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital.  The Company has obtained funds from its shareholders since its inception , and believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities and Operations
The Company is in its initial stages of formation and has insignificant revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  To date, the Company has had no operating revenues and is in the development stage.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2013 and 2012 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-Based Compensation
Share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments.  We follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant.  The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2013 and December 31, 2012, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013 and December 31, 2012:

	Total	Level 1	Level 2	Level 3
September 30, 2013:
Derivative liability	$2,052,137	$-	$-	$2,052,137
Convertible notes payable	342,398	-	-	342,398

Total liabilities measured at fair value	$2,394,535	$-	$-	$2,394,535

December 31, 2012:
Derivative liability	$753,971	$-	$-	$753,971
Convertible notes payable	86,182	-	-	86,182

Total liabilities measured at fair value	$840,153	$-	$-	$840,153

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2013 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

3.  CAPITAL STOCK

At September 30, 2013, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, with $0.001 par value.  The Company is also authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the nine months ended, the Company issued a total of 35,332,924 shares of common stock at fair value in conversion of $163,918 convertible promissory notes, plus accrued interest payable of $3,673. The Company recognized a loss of $16,978 for conversion of the notes.  The Company also issued a total of 592,780 shares of common stock pursuant to a price protection clause in a prior year agreement to issue shares for cash.  These shares were recorded at par value.

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

As of September 30, 2013, the Board of Directors of the Company granted non-qualified stock options for a total of 14,100,000 shares of common stock to its employees, officers and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $15,405 and $223,788 for the three months ended September 30, 2013 and 2012, and $96,580 and $603,536 for the nine months ended September 30, 2013 and 2012, respectively.

In September 2013, the Board of Directors granted non-qualified stock options to two consultants for a total of 14,000,000 shares at an exercise price of $0.006 per share.  The options vest over a period of 25 months beginning in October 2013 and are exercisable for a period of seven years from the date of grant.

The estimated grant date fair value of these options was $0.005 per share, and the assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	102.46%
Expected dividends	0%
Expected term	7 years
Risk-free interest rate	2.10%

As of September 30, 2013, unrecognized stock-based compensation expense was approximately $75,000.

A summary of the Company’s stock option awards as of September 30, 2013, and changes during the nine months then ended is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)

Outstanding at December 31, 2012	1,137,500	$2.39
Granted	14,000,000	0.006
Exercised	-	-
Forfeited or expired	(1,037,500)	2.44

Outstanding at September 30, 2013	14,100,000	$0.019	6.97

Exercisable at September 30, 2013	96,000	$1.89	5.36

Warrants

As of September 30, 2013, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

Restricted Stock Awards

On September 12, 2013, two consultants were each granted restricted stock awards for 14,000,000 shares of the Company’s common stock.  The shares vest upon reaching certain defined milestones related to the Company’s development and construction of a gas-to-liquid plant.  Total compensation deferred at September 30, 2013 to be recognized as the shares vest, calculated using the market price of the Company’s common stock on the date of grant, was $137,200.  No shares had vested at September 30, 2013.

5.  NOTES PAYABLE

During the nine months ended September 30, 2013, the Company issued short-term promissory notes totaling $77,620, $11,000 for cash, $40,470 in payment of accounts payable and $26,150 issued for services.  Of these notes, a total of $71,620 was exchanged for convertible notes payable (Note 6).

As of September 30, 2013, the remaining two notes total $11,000 and are payable to a stockholder, mature on December 31, 2013, and bear interest at an annual rate of 5%.

6.  CONVERTIBLE NOTES PAYABLE

The Company entered into two securities purchase agreements on September 19, 2012 and December 21, 2012, for the issuance of two 8% convertible promissory notes in the aggregate principal amount of $75,000.  The notes were convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by a defined market price, representing a discount of 42%.  The market price was defined as the average of the lowest three (3) trading prices for the Company’s common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date.  During the nine months ended September 30, 2013 both notes were converted into shares of the Company’s common stock, extinguishing a total of $75,000 in principal and $3,000 in accrued interest.

The Company subsequently entered into two additional securities purchase agreements with the same lender on July 8, 2013 and September 16, 2013, for the issuance of two 8% promissory notes in the aggregate principal amount of $75,000.  One note matures on April 10, 2014, and the other matures on June 18, 2014.  The notes are convertible into shares of common stock of the Company at a variable conversion price determined in the same manner as the first two notes described above.  The Company recorded a debt discount of $75,000 related to the conversion feature of the notes, along with a derivative liability at inception.  As of September 30, 2013, total amortization was recorded in the amount of $14,589, resulting in a remaining debt discount of $60,411 at September 30, 2013.

On December 12, 2012, the Company exchanged certain promissory notes in the aggregate amount of $327,500 for convertible promissory notes.  The Company entered into securities purchase agreements for the sale of 10% convertible promissory notes in the aggregate principal amount of $327,500, which are convertible into shares of common stock of the Company at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date.  The notes mature one (1) year from the effective date of the note.  During the nine months ended September 30, 2013, the principal sum of $62,000, plus accrued interest was transferred to another investor, and a total of $33,257 principal and $673 accrued interest were converted into shares of the Company’s common stock.  The remaining principal balance as of September 30, 2013 was $294,243. The Company recorded a debt discount of $327,500 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2013, total amortization was recorded in amount of $206,905 resulting in a debt discount of $105,834 at September 30, 2013.

On December 31, 2012, the Company entered into convertible promissory notes in exchange for services rendered in the aggregate amount of $244,452.  The Company entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The notes mature two years from their effective dates.  The Company recorded a debt discount of $237,742 related to the conversion feature of the notes, along with a derivative liability at inception.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $89,000, resulting in a remaining debt discount of $150,951 at September 30, 2013.

During the nine months ended September 30, 2013, the Company received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes mature one year from their effective date.  The Company recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $21,068, resulting in a remaining discount of $18,932 at September 30, 2013.

On October 8, 2012, the Company received proceeds of $75,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000.  The principal amount of $83,750 outstanding on the note as of December 31, 2012 included the payment of $75,000 plus the unamortized original issue discount of $8,750.  The Company recorded a debt discount of $54,843 related to the conversion feature of the note and $8,750 related to the original issue discount, along with a derivative liability at inception.  During the nine months ended September 30, 2013, the principal sum of $55,661 was converted into shares of the Company’s common stock.  The remaining principal balance as of September 30, 2013 was $28,089.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $40,929, resulting in a remaining discount of $2,353 at September 30, 2013.  On February 27, 2013, the Company received additional proceeds of $25,000 on this securities purchase agreement, with an original issue discount of $2,917 for total principal owed of $27,917.  The Company recorded a debt discount of $22,487 related to the conversion feature of the note and $2,917 related to the original issue discount, along with a derivative liability at inception.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $10,440, resulting in a remaining discount of $17,477 at September 30, 2013.  If the notes are repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one-time interest rate of five percent (5%) will be applied to the principal sums outstanding.  As of September 30, 2013, all interest was owed.  The notes are convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trade price in the 25 trading days prior to the conversion.  The notes mature one year from the effective date of each advance.

On March 14, 2013, the Company entered into a convertible promissory note in exchange for accounts payable in the amount of $29,500.  The Company entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures two years from its effective date.  The Company recorded a debt discount of $15,859 related to the beneficial conversion feature of the notes.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $4,345, resulting in a remaining discount of $11,514 at September 30, 2013.

On May 29, 2013, the Company exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The notes are convertible into shares of common stock of the Company at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures six months from the effective date.  The Company recorded a debt discount of $49,130 related to the beneficial conversion feature of the note.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $33,320, resulting in a remaining discount of $15,810 at September 30, 2013.

On June 4, 2013, the Company entered into a convertible promissory note in exchange for services rendered in the amount of $25,000. The Company entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $25,000, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date.  The Company recorded a debt discount of $18,391 related to the beneficial conversion feature of the note.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $2,083, resulting in a remaining discount of $16,308 at September 30, 2013.

On May 31, 2013, the Company entered into a convertible promissory note in exchange for services rendered by its Chief Executive Officer in the amount of $15,000.  The Company entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $15,000, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.04 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures two years from its effective date.  The Company recorded a debt discount of $13,620 related to the beneficial conversion feature of the note.  During the nine months ended September 30, 2013, the Chief Executive Officer contributed the note to capital and the Company amortized the debt discount of $13,620.

On September 6, 2013, the Company exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of common stock of the Company at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2014.  The Company recorded a debt discount of $2,536 related to the beneficial conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2013, total amortization was recorded in the amount of $223, resulting in a remaining discount of $2,313 at September 30, 2013.

For purpose of determining the fair market value of the derivative liability, the Company used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at September 30, 2013 are as follows:

Stock price on the valuation dates	$0.0087
Conversion price for the debt	$0.0015 - $0.0079
Dividend yield	0.00%
Years to maturity	0.03 – 1.25
Risk free rate	.105% - .02%
Expected volatility	146.93% - 191.11%

The value of the derivative liability balance at September 30, 2013 was $2,052,137.

The total loss on settlement of debt related to the conversion of notes payable into shares of the Company’s common stock was $7,948 and $35,484 for the three months and nine months ended September 30, 2013, respectively.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2013 and 2012, the Company paid no amounts for income taxes.

During the nine months ended September 30, 2013 and 2012, the Company paid interest of $4,109 and $491, respectively.

During the nine months ended September 30, 2013, the Company had the following non-cash investing and financing activities:

The Company issued a total of 35,332,924 shares of common stock in conversion of $163,918 in convertible notes payable, plus $3,673 of accrued interest payable, increasing common stock by $35,333, increasing additional paid-in capital by $336,257, decreasing debt discount by $35,002 and decreasing derivative liability by $239,001.

The Company exchanged notes payable of $71,620 for convertible notes payable.

The Company issued 592,780 shares of common stock pursuant to a price protection clause in a prior year agreement to issue shares for cash, increasing common stock and decreasing additional paid-in capital by $593.

The Company increased additional paid-in capital and decreased accrued interest, notes payable by $7,175 to record the contribution of related party accrued interest to capital.

The Company increased additional paid-in capital and beneficial conversion feature by $138,951 for the beneficial conversion feature related to new notes and decreased additional paid-in capital by $15,571, increased derivative liability by $6,585 and decreased debt discount by $8,986.

The Company issued convertible notes payable for accounts payable of $29,500.

The Company issued notes payable for accounts payable of $40,470.

The Company decreased convertible notes payable and increased additional paid-in capital by $15,000 for the note contributed to capital.

During the nine months ended September 30, 2012, the Company had the following non-cash investing and financing activities:

The Company issued 15,592 shares of common stock for payment of accounts payable of $15,705, increasing common stock by $16 and increasing additional paid-in capital by $15,689.

8.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On October 7, 2013, the Company entered into a convertible promissory note with a stockholder pursuant to which it may borrow up to $250,000.  The Company received $22,000 additional proceeds from the stockholder and transferred short-term notes with a total principal balance of $11,000 for inclusion in the new note.  The note bears interest at an annual rate of 10% and matures six months from the effective date of each payment of consideration under the note.  The lender may convert all or part of the note into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $0.006 per share or (b) 50% of the lowest trade price of the Company’s common stock recorded on any trade day after the effective date.

On October 5, 2013, the Company issued 1,944,039 shares of its common stock in conversion of debt principal and interest of $3,013.

On October 11, 2013, the Company issued 2,350,000 shares of its common stock in conversion of debt principal of $5,100.

On October 30, 2013, the Company issued 2,562,581 shares of its common stock in conversion of debt principal and interest of $3,972.

On November 4, 2013, the Company issued 2,580,000 shares of its common stock in conversion of debt principal of $8,127.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements.  Forward-looking statements present our expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements contained herein after the date of this report.  Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on April 2, 2013, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

OVERVIEW

Carbon Sciences, Inc. (“Carbon Sciences” or (the “Company”) is in the early stages of developing a complete small-scale natural gas-to-liquids (“GTL”) fuel production plant (the “miniGTL plant” or the “Plant”).  The miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility.  Developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms. Based on our internal economic analysis and conversations with prospective partners, we believe that the miniGTL, a modular Plant producing approximately 1,000 barrels per day of diesel or gasoline, may be economically viable in the United States, given the low price and abundance of natural gas.  A modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

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

We have not yet generated revenues. We currently have negative working capital and, in connection with our December 31, 2012 financial statements, we received an opinion from our auditors that expressed substantial doubt about our ability to continue as a going concern without additional financing.  During the nine months ended September 30, 2013, we obtained $181,380 in funding through debt financing.  We believe that the financings received by us after December 31, 2012 will fully address such concern and enable us to implement our business plan through such time as revenues support our operations.  If additional funds are required because our plans, expectations or assumptions change, we may also seek funding through additional equity or debt financing.  There can be no assurance that such financing will be available or upon such terms that are acceptable to us, if at all.

Corporate Overview

We were incorporated in the State of Nevada on August 25, 2006, as Zingerang, Inc.  Our name was changed to Carbon Sciences, Inc. on April 9, 2007.  Our principal executive offices are located at 5511-C Ekwill Street, Santa Barbara, California 93111, and our telephone number is (805) 456-7000.  Our fiscal year end is December 31.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computations using the Black Scholes option pricing model.  We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with GAAP, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. These estimates and assumptions relate to recording convertible debt and relative discount, derivative liabilities, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors.  Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Stock-Based Compensation

Share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments.  We follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant.  The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2013 and December 31, 2012, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013 and December 31, 2012:

	Total	Level 1	Level 2	Level 3
September 30, 2013:
Derivative liability	$2,052,137	$-	$-	$2,052,137
Convertible notes payable	342,398	-	-	342,398

Total liabilities measured at fair value	$2,394,535	$-	$-	$2,394,535

December 31, 2012:
Derivative liability	$753,971	$-	$-	$753,971
Convertible notes payable	86,182	-	-	86,182

Total liabilities measured at fair value	$840,153	$-	$-	$840,153

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2013 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

General and Administrative Expenses

General and administrative expenses decreased by $418,770 to $109,412 in the three months ended September 30, 2013 from $528,182 in the three months ended September 30, 2012.  The decrease in general and administrative expenses in the current period is due primarily to the decrease in stock compensation expense, salaries and related expenses and professional fees.  We have decreased the number of employees compared to levels in the prior year.

Research and Development

Research and development expenses decreased by $8,570 to $0 in the three months ended September 30, 2013 from $8,570 in the three months ended September 30, 2012.  We have decreased our outside consulting, lab fees and testing supplies in the current year.

Other Income and Expenses

Total other expense increased $1,005,913 to $1,310,675 in the three months ended September 30, 2013 from $304,762 in the three months ended September 30, 2012.  The increase in the current year results primarily from the loss on change in derivative liability of $1,161,630 related to our convertible debt and increased interest expense due to additional borrowings and amortization to interest expense of debt discount and beneficial conversion features for the convertible debt.  The increase in other expense is partially offset by a decrease in debt incentive fees of $300,000 from the prior year.

Net Loss

As a result, our net loss for the three months ended September 30, 2013 was $1,420,427, an increase of $573,065 from $847,362 for the three months ended September 30, 2012.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

General and Administrative Expenses

General and administrative expenses decreased by $1,164,648 to $386,624 in the nine months ended September 30, 2013 from $1,551,272 in the nine months ended September 30, 2012.  The decrease in general and administrative expenses in the current year is due primarily to the decrease in stock compensation expense, salaries and related expenses, marketing expenses and professional fees.  We have decreased the number of employees compared to levels in the prior year.

Research and Development

Research and development expenses decreased by $134,675 to $439 in the nine months ended September 30, 2013 from $135,114 in the nine months ended September 30, 2012.  We have decreased our outside consulting, lab fees and testing supplies in the current year.

Other Income and Expenses

Total other expense increased $903,800 to $1,896,291 in the nine months ended September 30, 2013 from $992,491 in the nine months ended September 30, 2012.  The increase in the current year results primarily from the loss on change in derivative liability of $1,398,776 related to our convertible debt and increased interest expense due to additional borrowings and amortization to interest expense of debt discount and beneficial conversion features for the convertible debt.  The increase in other expense is partially offset by a decrease in debt incentive fees of $1,079,800 from the prior year.

Net Loss

As a result, our net loss for the nine months ended September 30, 2013 was $2,285,422, a decrease of $411,000 from $2,696,422 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital deficit of $2,800,974, compared to a working capital deficit of $1,131,145 as of December 31, 2012.  The increase in the working capital deficit was due primarily to the non-cash derivative liability, plus an increase in convertible notes payable as a result of debt financing.

During the nine months ended September 30, 2013, we used net cash of $180,160 in operating activities compared to net cash used in operating activities of $448,465 for the nine months ended September 30, 2012.  The decrease of $268,305 in the use of cash for operating activities was primarily due to a decrease in operating expenses as discussed above.

Net cash used in investing activities, comprised of patent expenditures, was $200 and $19,146 for the nine months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $181,380, comprised of proceeds from debt financing, compared to $460,575 for the nine months ended September 30, 2012, comprised of proceeds from debt financing of $207,500 and net proceeds from the issuance of common stock of $253,075.  Our capital needs have primarily been met from the proceeds of equity financings and investor loans, as we are currently in the development stage and have no revenues.

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

We believe that we have assets to ensure that we can continue to operate without liquidation over the next twelve months, due to our current cash, and our experience in the past in being able to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of our operations.

Our financial statements as of September 30, 2013 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firm issued their report dated April 2, 2013 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern as the Company does not generate significant revenue and has negative cash flows from operations.  Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed April 2, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company issued a total of 35,332,924 shares of common stock in payment of $167,591 of convertible note principal and accrued interest.  The Company also issued 592,780 shares to an investor pursuant to a price protection clause related to a prior year purchase of our common stock for cash.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 13, 2013.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)