Form 10-K
period 2013-12-31
Carbon Sciences, Inc.
filed 2014-03-31
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes  ☒ No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC-QB Market on June 28, 2013 was $315,200.

The number of shares of registrant’s common stock outstanding, as of March 24, 2014 was 109,856,687.

PART I

ITEM 1.                      BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Carbon Sciences,” the “Company,” “we,” “us,” or “our” refer to Carbon Sciences, Inc.

Introduction

Although found in abundant supply at affordable prices in the United States and throughout the world, natural gas must be converted into liquid transportation fuels, such as diesel or gasoline, before it can be used in the existing transportation infrastructure.  To meet this need, we are in the early stages of developing a small-scale natural gas-to-liquids (“GTL”) plant to produce diesel and other fuels (the “miniGTL plant” or the “Plant”). We anticipate that the miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel and other fuels production facility. We believe developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms.  Based on our internal economic analysis and conversations with prospective partners, we believe that the miniGTL, a modular Plant producing approximately 1,000 barrels per day of diesel and other fuels may be economically viable in the United States, given the low price and abundance of natural gas.  We anticipate that a modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

We have also been developing a proprietary GTL catalyst technology, a dry reforming process that we believe can consume carbon dioxide (CO2) and natural gas to produce hydrogen (H2) and carbon monoxide (CO), an industry standard gas mixture commonly known as syngas.  Syngas can then be processed into liquid fuels, such as gasoline and diesel, using commercially available technology, based on Fischer Tropsch and Methanol-to-Gasoline chemistry.  The development work on this catalyst is based on a patented catalyst, for which we have an exclusive license from the University of Saskatchewan, Canada.  The patented catalyst is a laboratory scale catalyst with over 2,000 hours of uninterrupted run time with high efficiency in converting natural gas and CO2 to syngas.   Our research and development efforts have been based on developing a commercial form of this catalyst for use in industrial scale natural gas reforming processes.  Our development activities have been primarily performed by outside catalyst development firms.  Because the commercialization of an industrial grade natural gas reforming catalyst is a lengthy process that requires many iterative long-term and expensive testing programs, we have suspended our development efforts and are seeking a strategic partner for further funding and to help accelerate the commercial development of our catalyst.  Without additional funding specifically devoted to this effort, we will not continue to develop our catalyst and may lose our exclusive license from the University of Saskatchewan, Canada.

To capitalize on what management believes to be the growing natural gas industry and the growing need for liquid transportation fuels, we have shifted our focus toward actual fuel production project development.  We believe that by integrating commercially available GTL technology components in partnership with natural gas suppliers, we can develop a small scale GTL plant that can produce diesel and other fuels from natural gas that is cost competitive with traditional liquid fuels made from petroleum.  Because natural gas is the cleanest of all fossil fuels, GTL diesel and gasoline are also cleaner and have smaller carbon footprints than their petroleum counterparts.

Market Opportunity

In the International Energy Outlook 2010 report, the United States Energy Information Administration (“EIA”) predicts that worldwide energy consumption will increase by 49% from 2007 to 2035.  This increase translates to a requirement of over 114 million barrels of crude oil per day in 2035, up from 86 million barrels per day in 2007.  The EIA reports that the biggest use of crude oil, making up nearly 80% of the increase, is in the production of liquid fuels for the transportation sector.

The 2010 World Energy Outlook report published by the International Energy Agency (“IEA”) stated that 2006 was the year that the world’s conventional oil production reached its peak of 70 million barrels per day.

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

Gas to Liquids Overview

Many natural gas proponents are proposing the use of compressed natural gas (“CNG”) or liquefied natural gas (“LNG”) for use in new trucks and other vehicles.  We believe this is a step in the right direction, but new engines mean new and expensive infrastructure.  We believe a better solution is the direct transformation of natural gas into gasoline, diesel and jet fuel for use in existing engines and fuel delivery infrastructure.

We believe there are four main reasons why natural gas should be the new feedstock for liquid fuels:

•	Energy independence from petroleum;
•	Resulting liquid fuels can be used directly in the existing infrastructure;
•	Natural gas is abundant and affordable; and
•	Reduction of greenhouse gas emissions.

Current industrial scale gas-to-liquids (“GTL”) technology, invented by German chemists Franz Fischer and Hans Tropsch in the 1920’s, can convert a gas mixture of hydrogen (H2) and carbon monoxide (CO) into liquid fuels without using petroleum. However, H2 and CO do not exist naturally and must be manufactured synthetically. There are a number of ways to make this synthesis gas, or syngas, but the most promising and scalable approach is the reforming of natural gas, which is primarily methane (CH4).

There are four (4) known processes to reform natural gas (methane) into syngas:

•	Steam Reforming – Reacts steam with methane.
•	Partial Oxidation – Reacts pure oxygen with methane.
•	Autothermal Reforming – A combination of steam and partial oxidation reforming.
•	Dry Reforming – Reacts carbon dioxide with methane, without steam or oxygen.

In our miniGTL plant, we intend to use a combination of existing and well known reforming processes - steam, partial oxidation, and/or autothermal. Dry reforming, which is what our proprietary catalyst does, will not be used in our first miniGTL plant.

Business Model

We are in the early stages of developing a small-scale natural gas-to-liquids (“GTL”) plant to produce diesel or gasoline (the “miniGTL plant” or the “Plant”). We anticipate that the miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility.  We believe developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms.  Based on our internal economic analysis and conversations with prospective partners, we believe that the miniGTL, a modular Plant producing approximately 1,000 barrels per day of diesel or gasoline may be economically viable in the United States, given the low price and abundance of natural gas.  We anticipate that a modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

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

Research and Development

At this time, we are not undertaking any research and development projects.

From time to time, we engage scientific advisors and part-time technical contractors, to help us develop our miniGTL plant.  As a project developer, we plan to outsource as much of the development activity as possible.

Government Regulation

With respect to technology development and licensing activities, we do not intend to sell, manufacture, or produce any products.  We are currently not subject to any government regulations that have a material effect on these operations.  However, in the event that we successfully complete the development and then begin operating a miniGTL plant, we will be subject to a number of government regulations, including those administered by the Environmental Protection Agency and various states. Additionally, we are not aware of any pending legislation or regulations that would have a material effect on our operations.

Manufacturing and Distribution

With respect to technology development and licensing activities, we do not intend to manufacture and distribute any products.  However, in the event that we successfully complete the development and begin operating a miniGTL plant, we will manufacture and distribute liquid transportation fuels, such as gasoline and diesel.

Intellectual Property

We have filed numerous patent applications with the United States Patent and Trademark Office (“USPTO”) in the course of our business history.

On December 23, 2010, we entered in to a license agreement (“License Agreement”) with the University of Saskatchewan (“UOS”), pursuant to which we have an exclusive, worldwide, sub-licensable, royalty-bearing right and license to make, have made, use, offer for sale, sell, reproduce, distribute, incorporate into other technology, or otherwise exploit certain patent-pending technology and relevant improvements from UOS, for a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas.  This License Agreement commenced on December 23, 2010, and will continue until the expiration date of the last of the licensed patents.  In consideration for the grant of the patents, we are required to pay license fee of $20,000 a year for the term of the License Agreement.  In addition, we are obligated to pay US $50,000 upon the first application of a licensed product in a pilot-scale or commercial facility and US $50,000 upon the first sale of a licensed product.  We are also required to pay royalties ranging from 0.9% to 3.6% of the sales revenue from a customer that uses a tangible licensed product or system made by us. In the event that we sublicense the licensed patents, we must pay UOS sublicense compensation ranging from 6.25% to 12.5% of the sublicense fees that we receive.  Under the License Agreement, we are also required to maintain general liability insurance with policy limits of no less than $2,000,000 during the term of the License Agreement and products liability insurance coverage with policy limits of no less than $5,000,000 to protect against our activities in relation to the license agreement.

The License Agreement may be terminated upon the party’s mutual consent or upon the expiration of six months after notice of termination to the UOS.  In addition, the License Agreement may be terminated upon the occurrence of an event of default under the agreement.

The patent subject to the license agreement was issued by the USPTO on July 26, 2011 as patent No. 7,985,710.

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

Employees

As of March 24, 2014, we had one full-time employee.  We have arrangements with various independent contractors and consultants to meet additional needs, including management, accounting, investor relations, research and development and other administrative functions.

ITEM 1A.                      RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of development and have limited operating history on which you can base an investment decision.

We were formed in August 2006 and have been developing a new technology for commercial use.  We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital.  As a result, our auditor issued an opinion in connection with our December 31, 2013 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing.  Our ability to generate such revenues will depend on whether we can successfully develop, commercialize and license our technology and make the transition from a development stage company to an operating company.  We expect to continue to incur losses.  In making your evaluation of our prospects, you should consider that we are a start-up business focused on a new technology, are designing solutions that have no proven market acceptance, and operate in a rapidly evolving industry.  As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully commercialize our technology, operate profitably or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

For the period from our inception, August 25, 2006, through December 31, 2013, we incurred an aggregate net loss, and had an accumulated deficit, of $14,449,332.  For the years ended December 31, 2013 and 2012, we incurred net losses of $3,497,502 and $3,273,158.  Our losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our technology.  We believe we will require significant funding to make this transition.  As we do make such transition, we expect our business to grow significantly in size and complexity.  This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources.  As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures.  Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

We may not be able to finance the development of a miniGTL plant.

The cost of developing a miniGTL plant may require in excess of $100,000,000.  We may not be able to attract sufficient interest from private equity partners and banks to complete the project.  If we are not able to fund the cost of the miniGTL plant, we may be forced to scale back our plans to develop a miniGTL plant.

We may not be able to obtain sufficient quantities of natural gas at a reasonable cost to successfully to operate a miniGTL plant.

While natural gas is abundant in the United States at this time, we may not be able to contract for a sufficient quantity for the successful long-term operation of a miniGTL plant.  Also, we have no assurance at this time that a long-term supply of natural gas can be obtained at cost that will allow us to successfully operate a miniGTL plant.

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

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. Competition for these qualified personnel is intense.  We are highly dependent on our management and key consultants who have been critical to the development of our business.  The loss of the services of key employees and key consultants could have a material adverse effect on our operations.  We do not have an employment agreement with any employees.  Accordingly, there can be no assurance that any employees will remain associated with us.  The efforts of key employees will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services.  If we were to lose key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

In addition to our license to the patented UOS catalyst, we may file new patent applications and build a global patent portfolio related to the methods of catalyst preparation, commercial form of the catalyst, application of the catalyst, process design and optimizations, in the normal course of our business.  We cannot be certain that patents will be granted nor can we be certain that other companies will not file for patent protection for the similar technology before us.  Even if we are granted patent protection for our technology, there is no assurance that we will be in a position to enforce our patent rights.  Failure to be granted patent protection for our technology could result in greater competition or in limited royalty payments.  This could result in inadequate revenue and cause us to cease operations.

We may never fully realize the value of our technology license agreement, which presently is the principal asset reflected on our balance sheet.

We may not be successful in realizing the expected benefits from our Exclusive License Agreement with the UOS.  We intend to incorporate the licensed technology in our development of a high performance catalyst for the dry reforming of methane with carbon dioxide for the production of synthesis gas.  To date, we have incurred approximately $1,246,000 in research and development costs separate from our license payments, and we will incur additional research and development costs to commercialize the catalyst and optimize the process.

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

We cannot assure  that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors.  The market price of our common stock may be significantly affected by one or more of the following factors:

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement.  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Of the 72,134,930 shares of our common stock outstanding as of December 31, 2013, approximately 70,475,900 shares are freely tradable without restriction, as of December 31, 2013. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 2.                      PROPERTIES.

Our principal office is located at 5511C Ekwill Street, Santa Barbara, California 93111.  We lease approximately 2,800 square feet.  We extended our lease for a period of five years, expiring on September 30, 2017.  The base rent for the period of October 1, 2012 to September 30, 2013 was $2,884 per month, and for the remaining period commencing on October 1, 2013 to September 30, 2017 the base rent is $2,971 per month.  We sublease approximately 1,400 square feet to a short-term subtenant, which reduces our occupancy expense to approximately 50% of our lease amount.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal Year 2011	High	Low
First Quarter	$3.60	$2.40
Second Quarter	6.50	2.40
Third Quarter	6.30	2.12
Fourth Quarter	3.35	1.40

Fiscal Year 2012	High	Low
First Quarter	$2.00	$1.01
Second Quarter	1.48	0.66
Third Quarter	1.20	0.62
Fourth Quarter	0.90	0.16

Fiscal Year 2013	High	Low
First Quarter	$0.24	$0.13
Second Quarter	0.14	0.01
Third Quarter	0.02	0.0031
Fourth Quarter	0.02	0.0045

As of March 24, 2014 there were 108 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of March 24, 2014, our common stock was held by 108 stockholders of record, and we had 109,856,687 shares of common stock issued and outstanding.  We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.  The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street, Canton, MA 02021.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2013.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	14,560,000	$ 0.10	-0-

Total	14,560,000	$ 0.10	2,000,000

(1) Consists of options to purchase a total of 14,100,000 common shares and warrants to purchase a total of 460,000 common shares.

During the fiscal year ended December 31, 2013, we granted a total of 28,000,000 restricted shares of our common stock to two of our consultants.  Each 14,000,000 shares vest according to the following schedule of performance goals:

Restricted Shares	Company Performance Goals
2,000,000	The Company enters into a letter of intent with a supplier of natural gas to supply natural gas for the Company’s gas-to-liquid (“GTL”) plant.
3,000,000
The Company’s Market Capitalization exceeds $5,000,000.  Market Capitalization shall mean the total number of shares of issued and outstanding common stock, multiplied by the closing trade price of the Company’s stock on the date of determination.

4,000,000	The Company completes its GTL project pre-feasibility study.
5,000,000	The Company completes its GTL project full-feasibility study.

After a particular performance goal has been met, the restricted shares associated with that particular performance goal become eligible for vesting (the “Eligible Restricted Shares”).  The Eligible Restricted Shares vest on a monthly basis, based on the following formula:

          5%   x   Prior Monthly Trade Value
Monthly Number of Vested Shares = ------------------------------------------------------------
                   Fair Market Value of the Company’s Shares

For the purposes of this Agreement, the Monthly Trade Value of the Company’s Shares shall mean the aggregate sum of the Daily Trade Value in a calendar month.  The Daily Trade Value is defined as the closing trade price of the Company’s Shares multiplied by the daily trade volume.  For example, if the closing trade price was $1.00 and the daily trade volume on that day was 500,000 shares, then the Daily Trade Value for that day would be $500,000.  If the Company’s common stock is no longer publicly traded, then the Board of Directors in good faith shall determine the Monthly Number of Vested Shares.  If the Prior Monthly Trade Value is less than $50,000, then zero Eligible Restricted Shares shall vest for that month.  The monthly vested Shares, if any, shall be issued to the Grantee within five (5) business days after the last day of each month.  As of December 31, 2013, none of these shares have vested or been issued.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6                                SELECTED FINANCIAL DATA

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

Our Company

Carbon Sciences is in the early stages of developing a complete small-scale natural gas-to-liquids (“GTL”) fuel production plant (the “miniGTL plant” or the “Plant”).  We anticipate the miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility.  We believe developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms.  Based on our internal economic analysis and conversations with prospective partners, we believe that the miniGTL A modular Plant producing approximately 1,000 barrels per day of diesel or gasoline may be economically viable in the United States, given the low price and abundance of natural gas.  We anticipate that a modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

We have also been developing a proprietary GTL catalyst technology.  The development work on this catalyst is based on a patented catalyst, for which we have an exclusive license from the University of Saskatchewan, Canada.  The patented catalyst is a laboratory scale catalyst with over 2,000 hours of uninterrupted run time with high efficiency in converting natural gas and CO2 to syngas.  Our research and development efforts have been based on developing a commercial form of this catalyst for use in industrial scale natural gas reforming processes.  Our development activities have been primarily performed by outside catalyst development firms.  Because the commercialization of an industrial grade natural gas reforming catalyst is a lengthy process that requires many iterative long-term and expensive testing programs, we have suspended our development efforts and are seeking a strategic partner for further funding and to help accelerate the commercial development of our catalyst.  Without additional funding specifically devoted to this effort, we will not continue to develop our catalyst and may lose our exclusive license from the University of Saskatchewan, Canada.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2013, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2013, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

December 31, 2012:
Derivative liability	$753,971	$-	$-	$753,971
Convertible notes payable	86,182	-	-	86,182

Total liabilities measured at fair value	$840,153	$-	$-	$840,153

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense is included in general and administrative expenses.

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the year ended December 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

General and Administrative Expenses

General and administrative expenses decreased by $1,359,335 to $470,363 in the year ended December 31, 2013 from $1,829,698 in the year ended December 31, 2012.  The decrease in general and administrative expenses in the current period is due primarily to the decrease in stock compensation expense, salaries, and related expenses and professional fees.  We have decreased the number of employees compared to levels in the prior year.

Research and Development Expenses

Research and development expenses decreased by $139,267 to $439 in the year ended December 31, 2013 from $139,706 in the year ended December 31, 2012.  We have decreased our outside consulting, lab fees and testing supplies in the current year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $21,040 to $2,354 in the year ended December 31, 2013 from $23,394 in the year ended December 31, 2012.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at December 31, 2013.

Other Income (Expense)

Total other expense increased by $1,743,986 to $3,024,346 in the year ended December 31, 2013 from $1,280,360 in the year ended December 31, 2012.  The increase in the current year is primarily the result of the loss on change in derivative liability of $2,267,693 related to our convertible debt and increased interest expense due to additional borrowings and amortization to interest expense of debt discount and beneficial conversion features for the convertible debt.  The increase in other expense is partially offset by a decrease in debt incentive fees of $1,079,800 from the prior year.

Net Loss

As a result, our net loss for the year ended December 31, 2013 was $3,497,502, an increase of $224,344 from $3,273,158 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficit of $3,765,272, compared to a working capital deficit of $1,131,145 as of December 31, 2012.  The increase in the working capital deficit was due primarily to the non-cash derivative liability, plus an increase in convertible notes payable as a result of debt financing.  Our cash balance at December 31, 2013 was $11,382.

During the year ended December 31, 2013, we used net cash of $256,055 in operating activities compared to net cash used in operating activities of $609,437 for the year ended December 31, 2012.  The decrease of $353,382 in the use of cash for operating activities was primarily due to a decrease in operating expenses as above discussed.  In addition, we incurred substantial non-cash expenses in 2013, including loss on change in derivative liability of $2,267,693, amortization of debt discount and beneficial conversion feature recorded to interest expense of $694,795, and stock compensation cost of $101,755.

Net cash used in investing activities, comprised of patent expenditures, was $200 and $19,146 for the years ended December 31, 2013 and 2012, respectively.

Net cash provided by financing activities during the year ended December 31, 2013 was $253,380, comprised of proceeds from debt financing, compared to $635,575 for the year ended December 31, 2012, comprised of proceeds from debt financing of $417,500 and net proceeds from the issuance of common stock of $253,075, partially offset by repayment of advances and notes payable of $35,000.  Our capital needs have primarily been met from the proceeds of equity financings and investor loans, as we are currently in the development stage and have no revenues.

We do not have any material commitments for capital expenditures during the next twelve months.  Although most recently, proceeds received from the issuance of debt are sufficient to fund our current operating expenses, we will need to raise additional funds in the future to continue our operations and emerge from the development stage.  Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that we have assets to ensure that we can continue to operate without liquidation over the next twelve months, due to our current cash, and our experience in the past in being able to raise money from our investor base.  Therefore, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of our operations.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2013, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2013, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Byron Elton	60	Chairman of the Board of Directors
William Beifuss	68	President, Chief Executive Officer, and Acting Chief Financial Officer
Daniel Nethercott	52	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Byron Elton — Chairman of the Board.  Mr. Elton has been a director of the Company since March 16, 2009.  He served as President and Chief Operating Officer of the Company from January 5, 2009 to May 10, 2013.  Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations.  He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008.  Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada.  His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.  Mr. Elton’s extensive senior level management experience specifically in new business development and partnership strategies made him qualified to serve on the Board of Directors.

William Beifuss — President and Chief Executive Officer.  Mr. Beifuss was appointed to serve as President and Chief Executive Officer of the Company effective May 10, 2013. He was appointed acting Chief Financial Officer of the Company effective May 10, 2013.  Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company.  Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013.  From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9.  He served as the interim Chief Financial Officer of Warp 9 from June 2011 to April 2012.  From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company.  He served as a unit committee chairman of Boy Scouts of America.

Daniel Nethercott – Director.  Mr. Nethercott has been a real estate professional for more than two decades.  He is currently the President of Redfern Development and acts as the principal liaison to investors, partnerships and directing boards, both public and private.  Before forming Redfern Development in 2004, he spent the majority of his career in executive management positions, including over 10 years as a Senior Vice President and Partner for the Grupe Company from 1995 to 2004, one of the largest commercial and residential developers in Northern California.  His entrepreneurial experience also includes being a founding partner of NEKO Industries and an investor and founding board member of InMotx Robotics, a world leader in automated handling of natural products.  Mr. Nethercott received his Bachelor of Arts degree in Finance from Brigham Young University prior to attending graduate school at the Arizona State University School of Business.  Mr. Nethercott’s experience as board member and board consultant to technology companies combined with his executive management experience in strategic and financial planning made him qualified to serve on the Board of Directors.

On May 4, 2013, Lee Daniels resigned as a director of the Company, effective May 10, 2013.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have recently determined that it is in the best interests of the Company and its shareholders to separate these roles.

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

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or our shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or our shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or our shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption.  This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Carbon Sciences and our stockholders (through stockholder’s derivative suits on behalf of Carbon Sciences) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of Carbon Sciences or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care.  In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law.  Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Carbon Sciences, arising out of such person’s services as a director or officer of Carbon Sciences, any subsidiary of Carbon Sciences or any other company or enterprise to which the person provides services at the request of Carbon Sciences.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Carbon Sciences pursuant to the foregoing provisions, Carbon Sciences has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●
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

●
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

Board Committees

Audit Committee.  Our board of directors has appointed an audit committee.  As of March 14, 2014, our audit committee is comprised of Daniel Nethercott.  Mr. Nethercott qualifies as independent as defined in Rule 4200 of Nasdaq’s listing standards. Our audit committee is authorized to:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

The audit committee held four meetings during fiscal year ended December 31, 2013.

Compensation Committee.  Our compensation committee is comprised of Daniel Nethercott, and is authorized to:

●	discharge the responsibilities of the board of directors relating to compensation of the our directors, executive officers and key employees;

●	assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

●	oversee the annual process of evaluation of the performance of our management; and

●	perform such other duties and responsibilities as enumerated in and consistent with compensation committee’s charter.

Nominating Committee.  Our nominating committee is comprised of Daniel Nethercott and is authorized to:

●	assist the board of directors by identifying qualified candidates for director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of shareholders;

●	lead the board of directors in its annual review of its performance;

●	recommend to the board director nominees for each committee of the board of directors; and

●	develop and recommend to the board of directors corporate governance guidelines applicable to us.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2013 with senior management.  The audit committee has also discussed with HJ Associates & Consultants, LLP, Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with HJ the independence of HJ as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for HJ, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Daniel Nethercott

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Indebtedness of Executive Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2013 all Reporting Persons timely complied with all applicable filing requirements.

Significant Consultants

In addition to the officers and directors identified above, we expect the following individuals to make significant contributions to our business:

Archie C. Smith III ("Trey") - Executive Vice President.  Mr. Smith is a business executive with experience in the oil and gas industry. In 1999, he joined the Harold A. O'Neil Company and served as sales leader in the manufacturing sector, specializing in steel sales to large oil and gas OEM manufacturers, located in Fort Worth, Texas. Based in the epicenter of the Barnett Shale, Mr. Smith was well positioned to serve in the emerging technologies of horizontal drilling and modern hydraulic fracturing. He also specialized in supply chain solutions, value added manufacturing solutions, and materials management for companies such as Halliburton, Weir SPM, FTSI, Gardner Denver, FMC, Oil States and others. In 2013, Mr. Smith was appointed to serve as the President of Galtway Industries, a firm founded to provide supply chain solutions to existing and emerging technologies in the oil and gas industry. Mr. Smith graduated with honors and received his Bachelor of Business Administration degree from Stephen F. Austin State University, where he also received the SFA Outstanding General Business Graduate Award in 1999.

Kendall B. Carew - Vice President of Business Development.  Mr. Carew has experience in upstream oil and gas operations, property development, and property transactions. In 2009, he founded a real estate investment/management firm specializing in student housing. In 2011, Mr. Carew joined Crimson Exploration, Inc., focusing on Eagle Ford Shale mineral purchasing. He recently completed an urban green space development on the Trinity River in Fort Worth, Texas. Mr. Carew received his Bachelor of Science degree in general studies, with emphasis in earth resources from Texas Christian University. He also earned a double minor in business and energy. Mr. Carew serves as a Board Member of Streams and Valleys and the Fort Worth Stock Show and Rodeo Committee.

James E. Leahy - GTL Project Advisor. In August 2013, we contracted with James E. Leahy as our GTL Project Advisor to assist us with planning and developing our first GTL plant. Mr. Leahy has extensive experience in process development, project management, and process plant technical support in the petrochemical and synthetic fuels industries. He received his Bachelor of Science in Chemical Engineering from Illinois Institute of Technology in 1969 and Master of Science in Chemical Engineering from University of Houston in 1973. Mr. Leahy joined Shell Chemical Company in 1969 as a process engineer. From 1974 to 1975 he worked as a process engineer for M.W. Kellogg Company. Mr. Leahy joined ARCO Chemical Company and served as Chief Process Engineer from 1976 to 1989, Engineering & Construction Manager from 1990 to 1997 and Project Manager from 1997 to 1999. From 2000 to 2007, he was Director, Special Projects at Syntroleum Corporation where he developed gas-to-liquids and coal-to-liquids processes. From 2008 to 2011, Mr. Leahy was Engineering Manager for Australian American Energy Company and managed various coal-to-liquids studies and projects. He is the holder of six patents in the field of synfuels.

Our consulting contract with Mr. Leahy, which expires in August 2014, requires us to pay him hourly consulting rates of $100 per hour for the first 40 hours per month and $150 per hour for any hours in excess of 40 hours per month.

Restricted Stock Awards

During the fiscal year ended December 31, 2013, we granted a total of 28,000,000 restricted shares of our common stock to Messrs. Smith and Carew.  Each 14,000,000 shares vest according to the following schedule of performance goals:

Restricted Shares	Company Performance Goals
2,000,000	The Company enters into a letter of intent with a suppier of natural gas to supply natural gas for the Company’s gas-to-liquid (GTL) plant
3,000,000
The Company’s Market Capitalization exceeds $5,000,000.  Market Capitalization shall mean the total number of shares of issued and outstanding common stock, multiplied by the closing trade price of the Company’s stock on the date of determination.

4,000,000	The Company completes its GTL project pre-feasibility study.
5,000,000	The Company completes its GTL project full-feasibility study.

After a particular performance goal has been met, the restricted shares associated with that particular performance goal become eligible for vesting (the “Eligible Restricted Shares”).  The Eligible Restricted Shares vest on a monthly basis, based on the following formula:

          5%   x   Prior Monthly Trade Value
Monthly Number of Vested Shares = ------------------------------------------------------------
                    Fair Market Value of the Company’s Shares

For the purposes of this Agreement, the Monthly Trade Value of the Company’s Shares shall mean the aggregate sum of the Daily Trade Value in a calendar month.  The Daily Trade Value is defined as the closing trade price of the Company’s Shares multiplied by the daily trade volume.  For example, if the closing trade price was $1.00 and the daily trade volume on that day was 500,000 shares, then the Daily Trade Value for that day would be $500,000.  If the Company’s common stock is no longer publicly traded, then the Board of Directors in good faith shall determine the Monthly Number of Vested Shares.  If the Prior Monthly Trade Value is less than $50,000, then zero Eligible Restricted Shares shall vest for that month.  The monthly vested Shares, if any, shall be issued to the Grantee within five (5) business days after the last day of each month.  As of December 31, 2013, none of these shares have vested and have been issued.

ITEM 11.                      EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

While we have only hired one executive since inception because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

●	Base salary and benefits are designed to attract and retain employees over time.
●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
●
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

●
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Carbon Sciences’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2013, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.  We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Carbon Sciences: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

In November 2011, our board adopted a stock option plan (the “2011 Plan”) under which 2,000,000 shares of common stock have been reserved for issuance.  No stock option awards have yet been made to any of our Named Executives or other officers or employees of Carbon Sciences under the 2011 Plan.  Our board has granted a total of 14,000,000 stock options to our current Chief Executive Officer and our former Chief Executive Officer outside of our 2011 Plan.  These equity incentive awards, we believe, motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws.  We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers.  We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Carbon Sciences.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2013 and 2012 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2013 whose total compensation exceeded $100,000, which we refer to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

William Beifuss, CEO, President, Acting CFO (2)	2013	-	-	-	60,000	-	-	35,000	95,000

Byron Elton, former CEO, President, Acting CFO (4)	2013 2012	12,500 293,100	- -	- -	10,000 645,000	- -	- -	4,000 -	26,500 938,100

(1)	All other compensation consists of consulting fees paid.

(2)
Mr. Beifuss was appointed President and Chief Operating Officer effective May 10, 2013.   On September 23, 2013, Mr. Beifuss was granted nonqualified stock options to purchase 12,000,000 shares of our common stock at an exercise price of $0.006 per share exercisable until September 23, 2020 in consideration for his services to us.  These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Carbon Sciences.  The fair value of the stock option award to Mr. Beifuss was estimated using the Black-Scholes option pricing model.  The estimated fair value was determined based on the market price of the Company’s stock on the date of grant.

(3)
On May 31, 2013, we entered into a convertible promissory note in exchange for services rendered by Mr. Beifuss in the amount of $15,000.  Subsequently in 2013, Mr. Beifuss contributed the note to capital.

(4)
Mr. Elton was appointed President and Chief Operating Officer on January 5, 2009 and as Chief Executive Officer and Chairman on May 20, 2009.  He resigned from these positions effective May 10, 2013 and serves as the Chairman of the Board.  On September 23, 2013, Mr. Elton was granted nonqualified stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.006 per share exercisable until September 23, 2020 in consideration for his services to us.  These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Elton is an employee or consultant of Carbon Sciences.  The fair value of the stock option awards to Mr. Elton were estimated using the Black-Scholes option pricing model. The estimated fair value was determined based on the market price of the Company’s stock on the date of each grant.

Employment Agreements

We have a written consulting agreement dated May 31, 2013 with William Beifuss, our Chief Executive Officer, President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013.  The agreement may be cancelled by either party with 30 days notice.

Grants of Equity Awards – Fiscal Year 2013

The following table provides information about grants of options to our Named Executive Officers in fiscal year 2013:
Named and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($) (2)
(a)	(b)	(j)	(k)	(l)
William Beifuss, CEO, President and Acting CFO	9/23/2013	12,000,000	0.006	60,000

Byron Elton, Former CEO, President and Acting CFO	9/23/2013	2,000,000	0.006	10,000

(1)	Options vest monthly over 25 months.

(2)
The fair value of the stock option awards was estimated using the Black-Scholes option pricing model. The estimated fair value was determined based on the market price of the Company’s stock on the date of grant.

Outstanding Equity Awards

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date

William Beifuss, CEO, President, and Acting CFO(1)	1,440,000	10,560,000	-	$0.006	9/23/2020

Byron Elton, Former CEO, President, and Acting CFO(2)	240,000	1,760,000	-	$0.006	9/23/2020

(1)
On September 23, 2013, Mr. Beifuss was granted nonqualified stock options to purchase 12,000,000 shares of our common stock at an exercise price of $0.006 per share exercisable until September 23, 2020 in consideration for his services to us.  These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Carbon Sciences.

(2)
On September 23, 2013, Mr. Elton was granted nonqualified stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.006 per share exercisable until September 23, 2020 in consideration for his services to us.  These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Elton is an employee or consultant of Carbon Sciences.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2013.

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

For compensation paid to directors William Beifuss and Byron Elton, see Executive Compensation above.  Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

On June 4, 2013, Daniel Nethercott, a director, was issued a convertible promissory note in the amount of $25,000 in exchange for services.  The maturity date of the note is June 4, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Nethercott has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2014, the number of and percent of our common stock beneficially owned by:

•	each of our directors;

•	each of our named executive officers;

•	our directors and executive officers as a group, and persons or groups known by us to own beneficially 5% or more of our common stock:

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 24, 2014 upon the exercise of options, warrants or convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 14, 2014 have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent (1)

Executive Officers and Directors:
William Beifuss (2)	4,315,375	3.81%
Byron Elton (3)	622,500	0.56%
Daniel Nethercott	6,250	0.01%

All Executive Officers and Directors as a Group (3 persons)	4,944,125	4.35%

(1)	Based upon 109,856,687 shares issued and outstanding as of March 14, 2014.

(2)	Includes 3,360,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 14, 2014.

(3)	Includes 560,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 14, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On June 4, 2013, Daniel Nethercott, a director, was issued a convertible promissory note in the amount of $25,000 in exchange for services.  The maturity date of the note is June 4, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Nethercott has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion.  Accrued interest payable on the note was $719 at December 31, 2013.

On December 31, 2012, we entered into a convertible promissory note with Byron Elton, the Chairman of our Board of Directors and our former Chief Executive Officer, in exchange for services valued at $185,852.  The maturity date of the note is December 31, 2014 and the note bears interest at a rate of 5% per annum.  Mr. Elton has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  Accrued interest payable on the note was $9,293 at December 31, 2013.

On May 31, 2013, we entered into a convertible promissory note in exchange for services rendered by William Beifuss, our Chief Executive Officer and President, in the amount of $15,000.   Subsequently in 2013, Mr. Beifuss contributed the note to capital and we decreased convertible notes payable and increased additional paid-in capital by $15,000.

In 2013, we increased additional paid-in capital and decreased accrued interest, notes payable by $7,175 to record the contribution of related party accrued interest to capital.

During the past three fiscal years, there have been no transactions other than those described above, and there are no currently proposed transactions in which the Company is a participant in which any related person has or will have a direct or indirect material interest which exceeds the lesser of $120,000 or one percent of the Company’s total assets at year end for the last two completed fiscal years.

Director Independence

Daniel Nethercott is independent as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by us to HJ & Associates, LLP during fiscal years 2013 and 2012 for the audits of our annual financial statements totaled $41,000 and $31,400, respectively.

Audit-Related Fees

We incurred no audit-related fees during 2013 and 2012 to HJ & Associates, LLP.

Tax Fees

We incurred fees of $941and $595 to HJ & Associates, LLP for tax compliance services for the years ended December 31, 2013 and December 31, 2012, respectively.

All Other Fees

There were no fees billed to us by HJ & Associates, LLP for services other than the services described above under “Audit Fees,”  “Audit-Related Fees”  and “Tax Fees” during the years ended December 31, 2013 and 2012.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

As of the date of this filing, our current policy is to not engage HJ & Associates, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services.  The policy provides that we engage HJ & Associates, LLP to provide audit, tax compliance, and other assurance services, such as review of SEC reports or filings.

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

10.5	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.6	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.7	Consulting Agreement between Carbon Sciences, Inc. and Howard Fong, dated December 8, 2011. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on January 9, 2012)

10.8	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.9	Form of Subscription Agreement dated as of October 2, 2006(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.10	Form of Subscription Agreement dated as of March 1, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.11	Form of Subscription Agreement dated as of April 16, 2007(Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.12*	Consulting Agreement between Carbon Sciences, Inc. and William Beifuss, dated May 31, 2013

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carbon Sciences, Inc.

Date: March 31, 2014	By:	/s/ William Beifuss
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William Beifuss William Beifuss	CHIEF EXECUTIVE OFFICER, PRESIDENT, AND ACTING CHIEF FINANCIAL OFFICER	March 31, 2014

/s/ Byron Elton Byron Elton	CHAIRMAN OF THE BOARD OF DIRECTORS	March 31, 2014

/s/ Daniel Nethercott	DIRECTOR	March 31, 2014
Daniel Nethercott

CARBON SCIENCES, INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
(A Development Stage Company)
Santa Barbara, California

We have audited the accompanying balance sheets of Carbon Sciences, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and from inception on August 25, 2006 through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/c/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2014

CARBON SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$11,382	$14,257
Prepaid expenses	3,758	12,888
Total current assets	15,140	27,145

PROPERTY AND EQUIPMENT, NET	1,182	3,536

OTHER ASSETS - Patents	1,784	1,584

Total assets	$18,106	$32,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$217,418	$274,485
Accrued expenses and other current liabilities	11,137	16,244
Accrued interest, notes payable	64,340	22,408
Notes payable	-	5,000
Derivative liability	2,811,962	753,971
Convertible notes payable, net of beneficial conversion feature of $8,849 and $0, respectively	182,651	-
Convertible notes payable, net of discount of $226,445 and $644,520, respectively	492,904	86,182
Total current liabilities	3,780,412	1,158,290

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 72,134,930 and 11,576,680 shares issued and outstanding	72,135	11,577
Additional paid-in capital	10,614,891	9,814,228
Deficit accumulated during the development stage	(14,449,332)	(10,951,830)
Total stockholders’ deficit	(3,762,306)	(1,126,025)

Total liabilities and stockholders’ deficit	$18,106	$32,265

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			From Inception on August 25, 2006 through December 31, 2013
	Years Ended December 31,
	2013	2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	470,363	1,829,698	8,818,284
Research and development	439	139,706	1,245,808
Depreciation and amortization	2,354	23,394	111,774

Total operating expenses	473,156	1,992,798	10,175,866

LOSS FROM OPERATIONS	(473,156)	(1,992,798)	(10,175,866)

OTHER INCOME (EXPENSE):
Interest income	-	-	39,521
Rental income	14,250	-	14,250
Loss on sale of asset	-	(74,078)	(69,033)
Loss on foreign exchange	-	-	(2,327)
Impairment of intangible assets	-	(88,147)	(88,147)
Loss on settlement of debt	(25,195)	(705)	(25,900)
Gain on forgiveness of debt	20,000	102,000	122,000
Incentive fees	-	(1,079,800)	(1,079,800)
Loss on change in derivative liability	(2,267,693)	(73,259)	(2,340,952)
Penalties	-	(288)	(382)
Interest expense	(765,708)	(66,083)	(842,696)

Total other income (expense)	(3,024,346)	(1,280,360)	(4,273,466)

LOSS BEFORE INCOME TAXES	(3,497,502)	(3,273,158)	(14,449,332)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,497,502)	$(3,273,158)	$(14,449,332)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.13)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	27,969,047	10,772,767

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Payable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Inception, August 25, 2006	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for cash in September 2006 (2,487,500 shares issued at $0.01 per share)	-	-	2,487,500	2,487	22,388	-	-	24,875

Issuance of common stock for cash in September 2006 (175,000 shares issued at $0.60 per share)	-	-	175,000	175	104,825	-	-	105,000

Issuance of common stock for cash in October 2006 (525,000 shares issued at $0.60 per share)	-	-	525,000	525	314,475	-	-	315,000

Issuance of common stock for cash in November 2006 (9,750 shares issued at $4.00 per share)	-	-	9,750	10	38,990	-	-	39,000

Issuance of common stock for cash in December 2006 (13,875 shares issued at $4.00 per share)	-	-	13,875	14	55,486	-	-	55,500

Net loss from inception through December 31, 2006	-	-	-	-	-	-	(413,641)	(413,641)

Balance at December 31, 2006	-	-	3,211,125	3,211	536,164	-	(413,641)	125,734

Issuance of common stock for cash in January 2007 (6,375 shares issued at $4.00 per share)	-	-	6,375	6	25,494	-	-	25,500

Issuance of common stock for cash in March 2007 (72,500 shares issued at $4.00 per share)	-	-	72,500	73	289,927	-	-	290,000

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Payable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Issuance of common stock for cash in May 2007 (44,250 shares issued at $4.00 per share)	-	-	44,250	44	176,956	-	-	177,000

Issuance of common stock for cash in May 2007 (36,250 shares issued at $4.00 per share)	-	-	36,250	36	144,964	-	-	145,000

Issuance of common stock for cash in July 2007 (281,250 shares issued at $4.00 per share)	-	-	281,250	281	1,124,719	-	-	1,125,000

Issuance of common stock for services in July 2007 (36,800 shares issued at $4.00 per share)	-	-	36,800	37	147,163	-	-	147,200

Issuance of common stock for services in September 2007 (12,500 shares issued at $6.00 per share)	-	-	12,500	13	74,987	-	-	75,000

Stock issuance cost	-	-	-	-	(265,200)	-	-	(265,200)

Issuance of common stock for cash in December 2007 (7,500 shares issued at $6.00 per share)	-	-	7,500	8	44,992	-	-	45,000

Net loss	-	-	-	-	-	-	(878,679)	(878,679)

Balance at December 31, 2007	-	-	3,708,550	3,709	2,300,166	-	(1,292,320)	1,011,555

Stock subscriptions payable	-	-	-	-	-	62,000	-	62,000

Net loss	-	-	-	-	-	-	(1,041,721)	(1,041,721)

Balance at December 31, 2008	-	-	3,708,550	3,709	2,300,166	62,000	(2,334,041)	31,834

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Payable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Stock subscriptions payable	-	-	-	-	-	213,650	-	213,650

Issuance of common stock for services in April 2009 (4,312 shares issued at fair value at $4.00 per share)	-	-	4,312	4	17,246	-	-	17,250

Issuance of common stock for services in April 2009 (6,250 shares issued at fair value at $4.00 per share)	-	-	6,250	6	24,994	-	-	25,000

Issuance of common stock for cash in May 2009 (68,912 shares issued at $4.00 per share)	-	-	68,912	69	275,581	(275,650)	-	-

Issuance of common stock for cash in May 2009 (37,500 shares issued at $4.00 per share)	-	-	37,500	38	149,962	-	-	150,000

Issuance of common stock for services in May 2009 (25,000 shares issued at fair value for $4.00 per share)	-	-	25,000	25	99,975	-	-	100,000

Issuance of common stock for services in September 2009 (8,447 shares issued at fair value at $4.00 per share)	-	-	8,447	8	33,780	-	-	33,788

Issuance of common stock for conversion of debt in September 2009 (69,737 shares issued at fair value at $3.80 per share)	-	-	69,737	70	264,930	-	-	265,000

Issuance of common stock for cash in September 2009 (280,263 shares issued at $1.052584 per share)	-	-	280,263	280	294,720	-	-	295,000

Stock subscriptions payable	-	-	-	-	-	149,125	-	149,125

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Payable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Stock issuance cost	-	-	-	-	(51,038)	-	-	(51,038)

Issuance of common stock for subscriptions payable (37,281 shares issued at $4.00 per share)	-	-	37,281	37	149,088	(149,125)	-	-

Issuance of common stock for cash in December 2009 (187,500 shares issued at $1.60 per share)	-	-	187,500	188	299,812	-	-	300,000

Net loss	-	-	-	-	-	-	(1,180,558)	(1,180,558)

Balance at December 31, 2009	-	-	4,433,752	4,434	3,859,216	-	(3,514,599)	349,051

Issuance of common stock for cash in April 2010 (71,429 shares issued at $1.40 per share)	-	-	71,429	72	99,928	-	-	100,000

Issuance of common stock for cash in May 2010 (50,000 shares issued at $1.04 per share)	-	-	50,000	50	51,950	-	-	52,000

Issuance of common stock for cash in June 2010 (100,000 shares issued at $1.04 per share)	-	-	100,000	100	103,900	-	-	104,000

Stock compensation expense for stock options granted and fully vested	-	-	-	-	1,230,000	-	-	1,230,000

Issuance of common stock for cash in July 2010 (50,000 shares issued at $1.40 per share)	-	-	50,000	50	69,950	-	-	70,000

Issuance of common stock for cash in August 2010 (214,286 shares issued at $1.40 per share)	-	-	214,286	214	299,786	-	-	300,000

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Payable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Issuance of common stock for cash in November 2010 (100,000 shares issued at $1.00 per share)	-	-	100,000	100	99,900	-	-	100,000

Issuance of common stock for cash in December 2010 (100,000 shares issued at $1.00 per share)	-	-	100,000	100	99,100	-	-	100,000

Net loss	-	-	-	-	-	-	(2,302,583)	(2,302,583)

Balance at December 31, 2010	-	-	5,120,229	5,120	5,914,530	-	(5,817,182)	102,468

Issuance of common stock for cash (1,141,000 shares issued between $1.00 - $2.00 per share)	-	-	1,141,000	1,141	1,480,859	-	-	1,482,000

Issuance of common stock for cashless exercise of warrants	-	-	3,333,338	3,334	(3,334)	-	-	-

Stock compensation cost	-	-	-	-	217,761	-	-	217,761

Net loss	-	-	-	-	-	-	(1,861,490)	(1,861,490)

Balance at December 31, 2011	-	-	9,594,567	9,595	7,609,816	-	(7,678,672)	(59,261)

Issuance of common stock for cash (474,721 shares issued between $0.50 - $0.70 per share)	-	-	474,721	475	252,600	-	-	253,075

Issuance of common stock for cashless exercise of warrants	-	-	423,943	424	(424)	-	-	-

Issuance of common stock for services (192,857 shares issued at fair value at $0.86 per share)	-	-	192,857	193	165,807	-	-	166,000

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Payable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Issuance of common stock for an incentive fee (875,000 shares issued at fair value at $1.23 per share)	-	-	875,000	875	1,078,925	-	-	1,079,800

Issuance of common stock for accounts payable (15,592 shares issued at fair value at $1.01 per share)	-	-	15,592	15	15,690	-	-	15,705

Stock compensation cost	-	-	-	-	691,814	-	-	691,814

Net loss	-	-	-	-	-	-	(3,273,158)	(3,273,158)

Balance at December 31, 2012	-	-	11,576,680	11,577	9,814,228	-	(10,951,830)	(1,126,025)

Contribution of note payable to capital	-	-	-	-	28,621	-	-	28,621

Contribution of accrued interest to capital	-	-	-	-	7,175	-	-	7,175

Beneficial conversion factor for convertible notes payable	-	-	-	-	123,380	-	-	123,380

Issuance of common stock pursuant to price protection agreement	-	-	592,780	593	(593)	-	-	-

Issuance of common stock for conversion of notes payable and accrued interest payable (12,020,445 shares issued at fair value at $0.0035 - $0.013 per share)	-	-	12,020,445	12,020	142,794	-	-	154,814

Issuance of common stock for conversion of notes payable and accrued interest payable (6,939,995 shares issued at fair value at $0.0035 - $0.012 per share)	-	-	6,939,995	6,940	52,188	-	-	59,128

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscriptions Payable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Issuance of common stock for conversion of notes payable and accrued interest payable (23,090,000 shares issued at fair value at $0.0069 - $0.012 per share)	-	-	23,090,000	23,090	203,161	-	-	226,251

Issuance of common stock for conversion of notes payable and accrued interest payable (17,915,030 shares issued at fair value at $0.006 - $0.012 per share)	-	-	17,915,030	17,915	142,182	-	-	160,097

Stock compensation cost	-	-	-	-	101,755	-	-	101,755

Net loss	-	-	-	-	-	-	(3,497,502)	(3,497,502)

Balance at December 31, 2013	-	$-	72,134,930	$72,135	$10,614,891	$-	$(14,449,332)	$(3,762,306)

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
Statements of Cash Flows
	Years Ended December 31,		From Inception on August 25, 2006 through December 31, 2013
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,497,502)	$(3,273,158)	$(14,449,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,354	23,394	111,774
Stock compensation cost	101,755	691,814	2,241,330
Common stock issued for services	-	166,000	417,038
Common stock issued for incentive fees	-	1,079,800	1,079,800
Loss on sale of assets	-	74,078	69,033
Impairment of intangible assets	-	88,147	88,147
Loss on settlement of debt	25,195	705	25,900
Gain on forgiveness of debt	(20,000)	(102,000)	(122,000)
Notes payable issued for services	66,150	-	66,150
Amortization of debt discount and beneficial conversion feature recorded to interest expense	694,795	44,942	739,737
Loss on change in derivative liability	2,267,693	73,259	2,340,952
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	9,130	4,831	(3,758)
Increase (decrease) in:
Accounts payable	32,903	250,124	424,388
Accrued expenses and other current liabilities	61,472	268,627	344,576
NET CASH USED IN OPERATING ACTIVITIES	(256,055)	(609,437)	(6,626,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(200)	(19,146)	(89,931)
Purchase of property and equipment	-	-	(206,489)
Proceeds from the sale of assets	-	-	24,500
NET CASH USED IN INVESTING ACTIVITIES	(200)	(19,146)	(271,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,000	-	636,000
Proceeds from convertible notes payable	242,380	417,500	634,880
Advances from officer	-	-	113,000
Net proceeds from issuance of common stock	-	253,075	5,908,687
Repayment of advances and notes payable	-	(35,000)	(383,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	253,380	635,575	6,909,567

NET INCREASE (DECREASE) IN CASH	(2,875)	6,992	11,382
CASH, BEGINNING OF THE PERIOD	14,257	7,265	-

CASH, END OF THE PERIOD	$11,382	$14,257	$11,382

See notes to financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

1.  ORGANIZATION AND LINE OF BUSINESS

Organizational History

The Company was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc.  On April 2, 2007, the Company changed its name to Carbon Sciences, Inc.

Overview of Business

The Company was initially in the business of offering real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name.  The Company is now pursuing a new line of business.  The Company is developing a technology to convert earth destroying carbon dioxide (CO2) into a useful form that will not contribute to green house gases.  This technology is based on a patent filed by the Company and developed under the brand name GreenCarbon™ Technology.   By eliminating harmful CO2 from human created sources, such as power plants and industrial factories, the technology will provide a partial solution to the problem of global warming.  GreenCarbon™ Technology is initially targeted at electrical power plants.  CO2 makes up nearly 80% of all greenhouse gases.   More than a quarter of that CO2 comes from electrical power plants.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since it’s inception through December 31, 2013, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities and Operations
The Company is in the development stage of its operations and has had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
We will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, we have had no revenues and are in the development stage.

Cash and Cash Equivalent
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over the following estimated useful lives:

Computer equipment	3 Years
Machinery and equipment	7 Years

During the year ended December 31, 2012, we abandoned equipment in the amount of $155,837, and recognized a loss of $74,078.  Depreciation expense for the years ended December 31, 2013 and 2012 was $2,354 and $23,394, respectively.

Patents and Impairment of Long-Lived Assets
Our intangible assets that have finite lives consist of patents, the cost of which is amortized over the estimated legal life of 15 years.  During the year ended December 31, 2012, we reviewed the capitalized costs of patents for impairment and determined that due to known technological advances and economic conditions, the carrying amount exceeded its fair value.  We adjusted the carrying amount of $89,731 to $1,584, and recognized an impairment loss of $88,147 during the year ended December 31, 2012.  As of December 31, 2013 and 2012, no amortization has been expensed for the patents, since approval of the patents were pending.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2013, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

December 31, 2012:
Derivative liability	$753,971	$-	$-	$753,971
Convertible notes payable	86,182	-	-	86,182

Total liabilities measured at fair value	$840,153	$-	$-	$840,153

Income (Loss) per Share Calculations
The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2013 and 2012, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

Income Taxes
We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $439 and $139,706 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs
We expense the cost of advertising and promotional materials when incurred.  We incurred no advertising costs for the years ended December 31, 2013 and 2012.

Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense is included in general and administrative expenses.

Comprehensive Loss
Comprehensive loss is the same as net loss for all years presented.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the year ended December 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

3.  CAPITAL STOCK

At December 31, 2013, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, with $0.001 par value.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the year ended December 31, 2013, we issued a total of 59,965,470 shares of common stock at fair value in conversion of $219,934 of convertible promissory notes, plus accrued interest payable of $5,517. We recognized a loss of $33,277 on the conversion of the notes.  We also issued a total of 592,780 shares of common stock pursuant to a price protection clause in a prior year agreement to issue shares for cash.  These shares were recorded at par value.

During the year ended December 31, 2012, we issued a total of 1,982,113 shares of common stock: 474,721 shares for cash of $253,075; 423,943 for the cashless exercise of warrants recorded at par value; 192,857 shares at fair value for services valued at $166,000; 875,000 shares at fair value for an incentive fee valued at $1,079,800; and 15,592 shares at fair value for accounts payable of $15,705.

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

As of December 31, 2013, our Board of Directors granted a total of 14,100,000 non-qualified stock options to purchase 14,100,000 shares of common stock to our employees, officers and consultants.  Stock-based compensation expense included in general and administrative expense was $101,755 and $691,814 for the years ended December 31, 2013 and 2012, respectively.

In September 2013, the Board of Directors granted a total of 14,000,000 non-qualified stock options to our former chief executive officer and our current chief executive officer to purchase a total of 14,000,000 shares at an exercise price of $0.006 per share.  The options vest over a period of 25 months beginning in October 2013 and are exercisable for a period of seven years from the date of grant.

The estimated grant date fair value of these options was $0.005 per share, and the assumptions used in the Black-Scholes valuation model to determine this estimated fair value are as follows:

Expected volatility	102.46%
Expected dividends	0%
Expected term	7 years
Risk-free interest rate	2.10%

As of December 31, 2013, unrecognized stock-based compensation expense was approximately $65,000.

A summary of the Company’s stock option awards as of December 31, 2013, and changes during the years ended December 31, 2013 and 2012 is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	725,000	$3.38
Granted	762,500	1.45
Exercised	-	-
Forfeited or expired	(350,000)	2.37

Outstanding at December 31, 2012	1,137,500	2.39
Granted	14,000,000	0.006
Exercised	-	-
Forfeited or expired	(1,037,500)	2.44

Outstanding at December 31, 2013	14,100,000	$0.019	6.72	$56,000

Exercisable at December 31, 2013	1,777,500	$0.11	6.65	$6,720

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.01 as of December 31, 2013, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of December 31, 2013, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

Restricted Stock Awards

On September 12, 2013, two consultants were each granted restricted stock awards of 14,000,000 shares of our common stock.  The shares vest upon reaching certain defined milestones related to our development and construction of a gas-to-liquid plant.  Total compensation deferred at December 31, 2013 to be recognized as the shares vest, calculated using the closing market price of our common stock on the date of grant, was $137,200.  No shares had vested at December 31, 2013.

5.  NOTES PAYABLE

During the year ended December 31, 2013, the Company issued short-term promissory notes totaling $77,620, $11,000 for cash, $40,470 in payment of accounts payable and $26,150 issued for services.  All of these notes were subsequently exchanged for convertible notes payable (Note 6) during the year ended December 31, 2013.

6.  CONVERTIBLE NOTES PAYABLE

Institutional Lender

We entered into two securities purchase agreements on September 19, 2012 and December 12, 2012, for the issuance of two 8% convertible promissory notes in the aggregate principal amount of $75,000.  The notes were convertible into shares of our common stock at a price equal to a variable conversion price of 58% multiplied by a defined market price, representing a discount of 42%.  The market price was defined as the average of the lowest three (3) trading prices for our common stock during a ten trading day period ending on the latest complete trading day prior to the conversion date.  Subsequently, during the year ended December 31, 2013 both notes were converted into shares of our common stock, extinguishing a total of $75,000 in principal and $3,000 in accrued interest.

We subsequently entered into two additional securities purchase agreements with the same lender on July 8, 2013 and September 16, 2013, for the issuance of two 8% promissory notes in the aggregate principal amount of $75,000.  One note matures on April 10, 2014, and the other matures on June 18, 2014.  The notes are convertible into shares of our common stock at a variable conversion price determined in the same manner as the first two notes described above.  We recorded a debt discount of $75,000 related to the conversion feature of the notes, along with a derivative liability at inception.  As of December 31, 2013, total amortization was recorded in the amount of $39,629, resulting in a remaining debt discount of $35,371 at December 31, 2013.

Securities Purchase Agreement - $299,212

On December 12, 2012, we exchanged certain promissory notes in the aggregate amount of $327,500 for convertible promissory notes.  We entered into securities purchase agreements for the sale of 10% convertible promissory notes in the aggregate principal amount of $327,500, which were convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date.  The notes were to mature one year from the effective date of the note.  We recorded a debt discount of $327,500 related to the conversion feature of the note, along with a derivative liability at inception.  During 2013, the principal sum of $62,000, plus accrued interest was transferred to another investor, and a total of $36,057 principal and $886 accrued interest were converted into shares of our common stock.  During 2013, the aggregate debt discount balance as of December 31, 2012 of $312,740 was fully amortized to interest expense.

Effective October 24, 2013, the remaining principal balance of the notes discussed in the preceding paragraph totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212, which matures on October 24, 2014.  The new note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date. A total of $16,750 principal and $1,631 accrued interest were subsequently converted into shares of our common stock, resulting in a principal balance of $282,462 payable at December 31, 2013.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The notes mature two years from their effective dates, or December 31, 2014.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, along with a derivative liability at inception.  During 2013, total amortization was recorded in the amount of $118,993, resulting in a remaining debt discount of $120,958 at December 31, 2013.

Securities Purchase Agreement - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes.  During 2013, total amortization was recorded in the amount of $31,151, resulting in a remaining discount of $8,849 at December 31, 2013.

Securities Purchase Agreement - $335,000

On October 8, 2012, we received proceeds of $75,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000.  The principal amount of $83,750 outstanding on the note as of December 31, 2012 included the payment of $75,000 plus the unamortized original issue discount of $8,750.  We recorded a debt discount of $54,843 related to the conversion feature of the note and $8,750 related to the original issue discount, along with a derivative liability at inception.  During 2013, the principal sum of $80,844 was converted into shares of our common stock.  The remaining principal balance of $2,906 was transferred to and included in a new note payable to this lender.  During 2013, the balance of the debt discount at December 31, 2012 of $43,283 was fully amortized to interest expense.

On February 27, 2013, we received additional proceeds of $25,000 on this securities purchase agreement, with an original issue discount of $4,313 for total principal owed of $29,313.  We recorded a debt discount of $25,403 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During 2013, total amortization was recorded in the amount of $23,266, resulting in a remaining discount of $2,137 at December 31, 2013.  If the notes are repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one-time interest rate of five percent (5%) will be applied to the principal sums outstanding.  As of December 31, 2013, all interest was owed.  The notes are convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trade price in the 25 trading days prior to the conversion.  The notes mature one year from the effective date of each advance.

On December 10, 2013, we received additional proceeds of $25,000 on this securities purchase agreement, with an original issue discount of $4,312 and the transfer of $2,137 principal and $4,957 accrued interest for total principal owed of $36,406.  We recorded a debt discount of $29,312 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During 2013, total amortization was recorded in the amount of $1,686, resulting in a remaining discount of $27,626 at December 31, 2013.

During 2013, a total of $11,284 principal was converted into shares of our common stock.

Securities Purchase Agreement – Accounts Payable of $29,500

On March 14, 2013, we entered into a convertible promissory note in exchange for accounts payable in the amount of $29,500.  We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures two years from its effective date, or March 14, 2015.

Securities Purchase Agreement - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The notes are convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures six months from the effective date.  We recorded a debt discount of $97,000 related to the beneficial conversion feature of the note.  During 2013, the debt discount of $97,000 was fully amortized to interest expense.

Securities Purchase Agreement – Services of $25,000

On June 4, 2013, we entered into a convertible promissory note with a member of our Board of Directors in exchange for services rendered in the amount of $25,000. We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $25,000, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date, or June 4, 2016.

Securities Purchase Agreement – Chief Executive Officer Services of $15,000

On May 31, 2013, we entered into a convertible promissory note in exchange for services rendered by our Chief Executive Officer in the amount of $15,000.  We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $15,000, which is convertible into shares of our common stock at a conversion price equal to the lesser of $0.04 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note was to mature two years from its effective date.  Subsequently in 2013, the Chief Executive Officer contributed the note to capital.

Securities Purchase Agreement - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2014.  We recorded a debt discount of $2,536 related to the beneficial conversion feature of the note, along with a derivative liability at inception.  During 2013, total amortization was recorded in the amount of $1,077, resulting in a remaining discount of $1,459 at December 31, 2013.

Securities Purchase Agreement - $250,000

On October 8, 2012, we entered into to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $250,000.  The notes are convertible into shares of common stock of the Company at a price equal to the lesser of $0.006 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The notes mature six months from the effective date of each advance.

The lender previously advanced a total of $11,000 in August and September 2013 that was transferred to this agreement.  We recorded a debt discount of $11,000 along with a derivative liability upon transfer.  During 2013, total amortization was recorded in the amount of $5,137, resulting in a remaining discount of $5,863 at December 31, 2013.

On October 21, 2013, we received additional proceeds of $22,000 on this securities purchase agreement.  We recorded a debt discount of $22,000 along with a derivative liability at inception.  During 2013, total amortization was recorded in the amount of $8,582, resulting in a remaining discount of $13,418 at December 31, 2013.

On November 22, 2013, we received additional proceeds of $25,000 on this securities purchase agreement.  We recorded a debt discount of $25,000 along with a derivative liability at inception.  During 2013, total amortization was recorded in the amount of $5,387, resulting in a remaining discount of $19,613 at December 31, 2013.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at December 31, 2013 are as follows:

Stock price on the valuation date	$0.010
Conversion price for the debt	$0.0015 - $0.0076
Dividend yield	0.00%
Years to maturity	0.16 – 1.00
Risk free rate	.13% - .07%
Expected volatility	179.95% - 387.96%

The value of the derivative liability balance at December 31, 2013 was $2,811,962.

The total loss on settlement of debt related to the conversion of notes payable into shares of our common stock was $25,195 for the year ended December 31, 2013.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2013 and 2012, we paid no amounts for income taxes.

During the years ended December 31, 2013 and 2012, we paid interest of $4,333 and $6,208, respectively.

During the year ended December 31, 2013, we had the following non-cash investing and financing activities:

We issued a total of 59,965,470 shares of common stock in conversion of $219,934 in convertible notes payable, plus $5,517 of accrued interest payable, increasing common stock by $59,965, increasing additional paid-in capital by $540,325, decreasing debt discount by $55,942 and decreasing derivative liability by $430,781.

We exchanged notes payable of $82,620 for convertible notes payable.

We issued 592,780 shares of common stock pursuant to a price protection clause in a prior year agreement to issue shares for cash, increasing common stock and decreasing additional paid-in capital by $593.

We increased additional paid-in capital and decreased accrued interest, notes payable by $7,175 to record the contribution of related party accrued interest to capital.

We increased additional paid-in capital and beneficial conversion feature by $138,951 for the beneficial conversion feature related to new notes and decreased additional paid-in capital by $15,571, increased derivative liability by $6,585 and decreased debt discount by $8,986.

We issued convertible notes payable for accounts payable of $29,500.

We issued notes payable for accounts payable of $40,470.

We decreased convertible notes payable and increased additional paid-in capital by $15,000 for the note contributed to capital.

We decreased accrued interest payable and increased convertible notes payable by $11,955.

During the year ended December 2012, we had the following non-cash investing and financing activities:

We issued 15,592 shares of common stock for payment of accounts payable of $15,705, increasing common stock by $15 and increasing additional paid-in capital by $15,690.

We issued 423,943 shares of common stock through a cashless exercise of warrants, increasing common stock by $424 and decreasing additional paid-in capital by $424.

8.  INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 43% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2013	2012
Income tax benefit at statutory rate	$(1,503,900)	$(1,406,900)
State income taxes, net of federal benefit	(300)	300
Depreciation	800	8,600
Research and development	-	4,100
Loss on disposal of assets	-	28,700
Non deductible stock deductions	1,335,100	883,700
Other	36,800	2,300
Valuation allowance	131,500	479,200

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforward	$3,204,900	$3,073,800
Research and development credit carryforward	100,000	100,000
Related party accrued expenses	4,300	3,300
Accrued compensated absences	2,400	3,800
Deferred tax liability:
Depreciation	(200)	(1,000)

Valuation allowance	(3,311,400)	(3,179,900)

	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of December 31, 2013, we recorded a valuation allowance of $3,311,400 against net current deferred tax.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2013, we had a net operating loss carryforward available to offset future taxable income of approximately $7,453,000, which begins to expire at dates that have not been determined.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2013 and 2012, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense).  As of December 31, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions.

9.  RELATED PARTY TRANSACTIONS

See Notes 5 and 6 for discussion of notes payable and convertible notes payable with related parties, including many lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of December 31, 2013 and 2012, with accrued interest payable of $9,293 as of December 31, 2013.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of December 31, 2013, the principal balance of this related party note was $25,000, with accrued interest payable of $719.

On May 31, 2013, we entered into a convertible promissory note in exchange for services rendered by our Chief Executive Officer in the amount of $15,000.   Subsequently in 2013, the Chief Executive Officer contributed the note to capital and we decreased convertible notes payable and increased additional paid-in capital by $15,000.

In 2013, we increased additional paid-in capital and decreased accrued interest, notes payable by $7,175 to record the contribution of related party accrued interest to capital.

10.  OPERATING LEASE

We extended our facility lease for a period of five years, expiring on September 30, 2017.  The base rent for the period of October 1, 2012 to September 30, 2013 is $2,884 per month, and for the remaining period commencing on October 1, 2013 to September 30, 2017 the base rent will be $2,971 per month. Rent expense for the years ended December 31, 2013 and 2012 was $53,045 and $46,089, respectively.

11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent to December 31, 2013, we issued lenders a total of 37,721,757 shares of our common stock in conversion of debt principal of $85,672 and accrued interest of $4,966.

We received proceeds of $63,000 in January 2014 and $30,000 in February 2014 from convertible promissory notes payable.