Form 10-Q
period 2014-03-31
Carbon Sciences, Inc.
filed 2014-05-15
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of shares of registrant’s common stock outstanding, as of May 15, 2014 was 129,946,348.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$11,740	$11,382
Prepaid expenses	24,504	3,758
Total current assets	36,244	15,140

PROPERTY AND EQUIPMENT, NET	903	1,182

OTHER ASSETS - Patents	1,784	1,784

Total assets	$38,931	$18,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$253,513	$217,418
Accrued expenses and other current liabilities	61,383	11,137
Accrued interest, notes payable	76,558	64,340
Derivative liability	1,514,877	2,811,962
Convertible notes payable, net of beneficial conversion feature of $0 and $8,849, respectively	191,500	182,651
Convertible notes payable, net of discount of $201,532 and $226,445, respectively	502,495	492,904
Total current liabilities	2,600,326	3,780,412

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 115,323,354 and 72,134,930 shares issued and outstanding	115,325	72,135
Additional paid-in capital	10,900,003	10,614,891
Deficit accumulated during the development stage	(13,576,723)	(14,449,332)
Total stockholders’ deficit	(2,561,395)	(3,762,306)

Total liabilities and stockholders’ deficit	$38,931	$18,106

See notes to condensed financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
	Three Months Ended March 31,		From Inception on August 25, 2006 through March 31,
	2014	2013	2014

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	171,750	155,619	8,990,034
Research and development	-	2,439	1,245,808
Depreciation and amortization	279	864	112,053

Total operating expenses	172,029	158,922	10,347,895

LOSS FROM OPERATIONS	(172,029)	(158,922)	(10,347,895)

OTHER INCOME (EXPENSE):
Interest income	-	-	39,521
Rental income	6,000	2,250	20,250
Loss on sale of asset	-	-	(69,033)
Loss on foreign exchange	-	-	(2,327)
Impairment of intangible assets	-	-	(88,147)
Gain (loss) on settlement of debt	14,716	-	(11,184)
Gain on forgiveness of debt	-	-	122,000
Incentive fees	-	-	(1,079,800)
Gain (loss) on change in derivative liability	1,159,363	8,550	(1,181,589)
Penalties	-	-	(382)
Interest expense	(135,441)	(164,776)	(978,137)

Total other income (expense)	1,044,638	(153,976)	(3,228,828)

INCOME (LOSS) BEFORE INCOME TAXES	872,609	(312,898)	(13,576,723)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$872,609	$(312,898)	$(13,576,723)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.03	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	94,529,019	11,576,680

See notes to condensed financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,		From Inception on August 25, 2006 through March 31, 2014
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$872,609	$(312,898)	$(13,576,723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	279	864	112,053
Stock compensation cost	10,335	70,930	2,251,665
Common stock issued for services	-	-	417,038
Common stock issued for incentive fees	-	-	1,079,800
Loss on sale of assets	-	-	69,033
Impairment of intangible assets	-	-	88,147
(Gain) loss on settlement of debt	(14,716)	-	11,184
Gain on forgiveness of debt	-	-	(122,000)
Notes payable issued for services	-	-	66,150
Amortization of debt discount and beneficial conversion feature recorded to interest expense	115,435	146,988	855,172
(Gain) loss on change in derivative liability	(1,159,363)	(8,550)	1,181,589
Changes in assets and liabilities:
Increase in prepaid expenses	(20,746)	(8,369)	(24,504)
Increase in:
Accounts payable	36,095	32,883	460,483
Accrued expenses and other current liabilities	67,430	20,008	412,006
NET CASH USED IN OPERATING ACTIVITIES	(92,642)	(58,144)	(6,718,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	-	(200)	(89,931)
Purchase of property and equipment	-	-	(206,489)
Proceeds from the sale of assets	-	-	24,500
NET CASH USED IN INVESTING ACTIVITIES	-	(200)	(271,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	636,000
Proceeds from convertible notes payable	93,000	45,000	727,880
Advances from officer	-	-	113,000
Net proceeds from issuance of common stock	-	-	5,908,687
Repayment of advances and notes payable	-	-	(383,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	93,000	45,000	7,002,567

NET INCREASE (DECREASE) IN CASH	358	(13,344)	11,740
CASH, BEGINNING OF THE PERIOD	11,382	14,257	-

CASH, END OF THE PERIOD	$11,740	$913	$11,740

See notes to condensed financial statements

CARBON SCIENCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

Loss per Share Calculations
The Company adopted the accounting pronouncement for loss per share, which dictates the calculation of basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2014 and 2013.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2014 and December 31, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
March 31, 2014:
Derivative liability	$1,514,877	$-	$-	$1,514,877
Convertible notes payable	502,495	-	-	502,495

Total liabilities measured at fair value	$2,017,372	$-	$-	$2,017,372

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the three months ended March 31, 2014 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2013 have been reclassified to conform to the presentation for the three months ended March 31, 2014.

3.  CAPITAL STOCK

At March 31, 2014, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, par value $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the three months ended March 31, 2014, the Company issued a total of 43,188,424 shares of common stock at fair value in conversion of $111,822 convertible promissory notes, plus accrued interest payable of $4,966. The Company reduced the derivative liability by $230,722 and debt discount by $14,827, and recognized a gain of $14,716 on conversion of the notes.

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

As of March 31, 2014, the Board of Directors of the Company granted non-qualified stock options for a total of 14,100,000 shares of common stock to its employees, officers and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $10,335 and $70,930 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, unrecognized stock-based compensation expense was approximately $54,000.

A summary of the Company’s stock option awards as of March 31, 2014, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)

Outstanding at December 31, 2013	14,100,000	$0.019
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2014	14,100,000	$0.019	6.48

Exercisable at March 31, 2014	3,459,000	$0.06	6.44

Warrants

As of March 31, 2014 and December 31, 2013, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

Restricted Stock Awards

On September 12, 2013 and amended on October 24, 2013, two consultants were each granted restricted stock awards for 15,000,000 shares of the Company’s common stock.  The shares vest upon reaching certain defined milestones related to the Company’s development and construction of a gas-to-liquid plant.  Total compensation accrued and included in accrued expenses and other liabilities at March 31, 2014 was $49,623 resulting from a total of 6,000,000 shares vested in the three months ended March 31, 2014.  The accrued stock compensation is calculated using the market price of the Company’s common stock on the date of vesting.  The shares were issued to the consultants subsequent to March 31, 2014.

5.  CONVERTIBLE NOTES PAYABLE

Institutional Lender

We entered into three securities purchase agreements with an institutional lender on July 8, 2013, September 16, 2013, and January 6, 2014 for the issuance of three 8% convertible promissory notes in the principal amount of $42,500, $32,500 and $63,000, respectively.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of 58% multiplied by a defined market price, representing a discount of 42%.  The market price was defined as the average of the lowest three trading prices for our common stock during a ten trading day period ending on the latest complete trading day prior to the conversion date.

During the three months ended March 31, 2014, the July 8, 2013 note was fully converted into shares of our common stock, extinguishing a total of $42,500 in principal and $1,700 in accrued interest.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $15,399.

During the three months ended March 31, 2014, the September 16, 2013 note was partially converted into shares of our common stock, extinguishing a total of $16,400 in principal and resulting in a principal balance of $16,100 at March 31, 2014.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $15,348, resulting in a remaining discount of $4,625 at March 31, 2014.

The January 6, 2014 note had a principal balance of $63,000 at March 31, 2014.  We recorded a debt discount of $63,000 related to the conversion feature of the January 6, 2014 note, along with a derivative liability at inception.  During the three months ended March 31, 2014, amortization of the debt discount was recorded in the amount of $19,244, resulting in a remaining debt discount of $43,756 at March 31, 2014.

Securities Purchase Agreement - $299,212

Effective October 24, 2013, the remaining principal balance of certain convertible promissory notes totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note, which matures on October 24, 2014 and which had an aggregate principal balance of $282,462 at December 31, 2013.  The note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date. During the three months ended March 31, 2014, a total of $27,800 principal and $3,266 accrued interest were converted into shares of our common stock, resulting in a principal balance of $254,662 payable at March 31, 2014.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The notes mature two years from their effective dates, or December 31, 2014, and totaled $244,452 at March 31, 2014.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, along with a derivative liability at inception.  During the three months ended March 31, 2014, total amortization of debt discount was recorded in the amount of $29,341, resulting in a remaining debt discount of $91,617 at March 31, 2014.

Securities Purchase Agreement - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes.  The notes had an aggregate balance of $40,000 at March 31, 2014.  During the three months ended March 31, 2014, the balance of the debt discount of $8,849 was amortized to interest expense.

Securities Purchase Agreement - $335,000

On February 27, 2013, we received proceeds of $25,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000.  The note had an original issue discount of $4,313 for total principal owed of $29,313, which balance was payable at March 31, 2014.  We recorded a debt discount of $25,403 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $7,228, resulting in a remaining discount of $20,398 at March 31, 2014.  We were in default on the note at March 31, 2014, and are in discussions with the lender to extend the maturity date of the note.

On December 10, 2013, we received proceeds of $25,000 pursuant to the securities purchase agreement, with an original issue discount of $4,312 and the transfer of $2,137 principal and $4,957 accrued interest for total principal owed of $36,406.  We recorded a debt discount of $29,312 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  The note had a balance of $25,122 at December 31, 2013.  During the three months ended March 31, 2014, the note was fully converted into shares of our common stock, extinguishing a total of $25,122 in principal and $1,250 in accrued interest.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $2,137.

On February 20, 2014, we received proceeds of $30,000 pursuant to the securities purchase agreement, with an original issue discount of $3,500 for total principal owed of $33,500, which balance was payable at March 31, 2014.  We recorded a debt discount of $33,500 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $3,132, resulting in a remaining discount of $30,368 at March 31, 2014.

If the notes issued under the securities purchase agreement are repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one-time interest rate of five percent (5%) will be applied to the principal sums outstanding.  The notes are convertible into shares of common stock of the Company at a price equal to the lesser of $0.72 or 70% of the lowest trading price in the 25 trading days prior to the conversion.  The notes mature one year from the effective date of each advance.

Securities Purchase Agreement – Accounts Payable of $29,500

On March 14, 2013, we entered into a convertible promissory note in exchange for accounts payable in the amount of $29,500.  We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures two years from its effective date, or March 14, 2015, and had a balance payable of $29,500 at March 31, 2014.

Securities Purchase Agreement - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The notes are convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matured six months from the effective date, and had a balance payable of $97,000 at March 31, 2014.  We were in default on the note at March 31, 2014, and are in discussions with the lender to extend the maturity date of the note.

Securities Purchase Agreement – Services of $25,000

On June 4, 2013, we entered into a convertible promissory note with a member of our Board of Directors in exchange for services rendered in the amount of $25,000. We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $25,000, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date, or June 4, 2016, and had a balance payable of $25,000 at March 31, 2014.

Securities Purchase Agreement - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2014, and had a balance of $5,000 at March 31, 2014.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $836, resulting in a remaining discount of $623 at March 31, 2014.

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

The lender previously advanced a total of $11,000 in August and September 2013 that was transferred to this agreement.  We recorded a debt discount of $11,000 along with a derivative liability upon transfer.  The note had a balance of $11,000 at March 31, 2014.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $5,440, resulting in a remaining discount of $423 at March 31, 2014.  We were in default on the note at March 31, 2014, and are in discussions with the lender to extend the maturity date of the note.

On October 21, 2013, we received proceeds of $22,000 pursuant to the securities purchase agreement.  We recorded a debt discount of $22,000 along with a derivative liability at inception.  The note had a balance of $22,000 at March 31, 2014.  During the three months ended March 31, 2013, amortization of debt discount was recorded in the amount of $10,879, resulting in a remaining discount of $2,538 at March 31, 2014.  We were in default on the note at March 31, 2014, and are in discussions with the lender to extend the maturity date of the note.

On November 22, 2013, we received proceeds of $25,000 pursuant to the securities purchase agreement.  We recorded a debt discount of $25,000 along with a derivative liability at inception.  The note had a balance of $25,000 at March 31, 2014.  During the three months ended March 31, 2014, amortization of debt discount was recorded in the amount of $12,431, resulting in a remaining discount of $7,182 at March 31, 2014.

For purpose of estimating the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at March 31, 2014 are as follows:

Stock price on the valuation date	$0.0051
Conversion price for the debt	$0.00155 - $0.00620
Dividend yield	0.00%
Years to maturity	0.18 – 0.89
Risk free rate	0.13% - 0.04%
Expected volatility	124.70% - 455.41%

The value of the derivative liability balance at March 31, 2014 was $1,514,877.

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $14,716 for the three months ended March 31, 2014.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2014 and 2013, the Company paid no amounts for income taxes.

During the three months ended March 31, 2014 and 2013, the Company paid interest of $124 and $1,535, respectively.

During the three months ended March 31, 2014, the Company had the following non-cash investing and financing activities:

The Company issued a total of 43,188,424 shares of common stock in conversion of $111,822 in convertible notes payable, plus $4,966 of accrued interest payable, increasing common stock by $43,190, increasing additional paid-in capital by $274,777, decreasing debt discount by $14,827 and decreasing derivative liability by $230,722.

The Company increased debt discount and derivative liability by $93,000 for the issuance of new convertible debt.

During the three months ended March 31, 2013, the Company had no non-cash investing and financing activities.

7.  RELATED PARTY TRANSACTIONS

See Note 5 for discussion of convertible notes payable to related parties, including many lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of March 31, 2014 and December 31, 2013, with accrued interest payable of $11,584 and $9,293 as of March 31, 2014 and December 31, 2013, respectively.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of March 31, 2014 and December 31, 2013, the principal balance of this related party note was $25,000, with accrued interest payable of $1,024 and $719 as of March 31, 2014 and December 31, 2013, respectively.

8.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On April 10, 2014, the Company issued 5,481,818 shares of its common stock to the institutional lender in conversion of debt principal of $12,060 of a convertible promissory note dated September 16, 2013 and discussed in Note 5.

On April 16, 2014, the Company issued 3,141,176 shares of its common stock to the institutional lender in conversion of debt principal of $4,040 of a convertible promissory note dated September 16, 2013 and discussed in Note 5, and accrued interest payable of $1,300.

On April 29, 2014, the Board of Directors of the Company approved the issuance of 3,000,000 shares of the Company’s common stock each to two consultants pursuant to the vesting of the shares under the restricted stock awards discussed in Note 4.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements.  Forward-looking statements present our expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements contained herein after the date of this report.  Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 31, 2014, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

OVERVIEW

Carbon Sciences, Inc. (“Carbon Sciences”) or the (“Company”) is in the early stages of developing a complete small-scale natural gas-to-liquids (“GTL”) fuel production plant (the “miniGTL plant” or the “Plant”).  We anticipate the miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility.  We believe developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms.  Based on our internal economic analysis and conversations with prospective partners, we believe that a miniGTL plant producing approximately 1,000 barrels per day of diesel or gasoline may be economically viable in the United States, given the low price and abundance of natural gas.  We anticipate that a modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

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

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through March 31, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2014 and December 31, 2013, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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
We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
March 31, 2014:
Derivative liability	$1,514,877	$-	$-	$1,514,877
Convertible notes payable	502,495	-	-	502,495

Total liabilities measured at fair value	$2,017,372	$-	$-	$2,017,372

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended March 31, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

General and Administrative Expenses

General and administrative expenses increased by $16,131 to $171,750 in the three months ended March 31, 2014 from $155,619 in the three months ended March 31, 2013.  The increase in general and administrative expenses in the current period is due primarily to the stock compensation accrued to two consultants, partially offset by a decrease in stock option compensation expense, salaries, and related expenses.

Research and Development

Research and development expenses decreased by $2,439 to $0 in the three months ended March 31, 2014 from $2,439 in the three months ended March 31, 2013.  At this time, we are not undertaking any research and development projects and, accordingly, we have eliminated our outside consulting, lab fees, and testing supplies in the current year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $585 to $279 in three months ended March 31, 2014 from $864 in the three months ended March 31, 2013.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at March 31, 2014.

Other Income (Expense)

Total other income was $1,044,638 in the three months ended March 31, 2014 compared to other expense of $153,976 in the three months ended March 31, 2013.  The increase in the current year is primarily the result of the gain on change in derivative liability of $1,159,363 related to our convertible debt and decreased interest expense due to debt conversions and decreased amortization to interest expense of debt discount and beneficial conversion features for the convertible debt.  We also recognized a gain on settlement of debt of $14,716 in the three months ended March 31, 2014 resulting from the conversion of debt to equity.  We had no such gain in the three months ended March 31, 2013.

Net Loss

As a result, we reported net income for the three months ended March 31, 2014 of $872,609, compared to a net loss of $312,898 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficit of $2,564,082, compared to a working capital deficit of $3,765,272 as of December 31, 2013.  The decrease in the working capital deficit was due primarily to the decrease in our non-cash derivative liability.  Our cash balance at March 31, 2014 was $11,740.

During the three months ended March 31, 2014, we used net cash of $92,642 in operating activities as a result of our net income of $872,609, non-cash expenses totaling $126,049, and increases in accounts payable of $36,095 and accrued expenses and other current liabilities of $67,430, reduced by gain on settlement of debt of $14,716, gain on change of derivative liability of $1,159,363, and increase in prepaid expenses of $20,746.

By comparison, during the three months ended March 31, 2013, we used net cash of $58,144 in operating activities as a result of our net loss of $312,898, gain on change in derivative liability of $8,550 and increase in prepaid expenses of $8,369, partially offset by non-cash expenses totaling $218,782, and increases in accounts payable of $32,883 and accrued expenses and other current liabilities of $20,008.

We had no net cash provided by or used in investing activities in the three months ended March 31, 2014.  Net cash used in investing activities, comprised of patent expenditures, was $200 in the three months ended March 31, 2013.

Net cash provided by financing activities during the three months ended March 31, 2014 and 2013 was $93,000 and $45,000, respectively, comprised of proceeds from convertible notes payable.  Our capital needs have primarily been met from the proceeds of equity financings and investor loans, as we are currently in the development stage and have no revenues.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through March 31, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s chief executive officer and chief financial officer concluded that the internal controls over financial reporting are effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, the Company did not issued any unregistered shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, we are currently in default on $159,313 of principal on our convertible notes payable.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity dates of the notes.

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

10.12
Consulting Agreement between Carbon Sciences, Inc. and William Beifuss, dated May 31, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 15, 2014.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)