Form 10-Q
period 2014-06-30
Carbon Sciences, Inc.
filed 2014-08-12
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of registrant’s common stock outstanding, as of August 12, 2014 was 184,228,396.

CARBON SCIENCES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Balance Sheets
	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$215,071	$11,382
Prepaid expenses	16,320	3,758
Total current assets	231,391	15,140

PROPERTY AND EQUIPMENT, NET	668	1,182

OTHER ASSETS - Patents	1,784	1,784
Total assets	$233,843	$18,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$193,812	$217,418
Accrued expenses and other current liabilities	7,186	11,137
Accrued interest, notes payable	92,354	64,340
Derivative liability	1,252,357	2,811,962
Convertible notes payable, net of beneficial conversion feature of $0 and $8,849, respectively	166,500	157,651
Convertible notes payable, net of discount of $140,274 and $226,445, respectively	553,741	492,904
Total current liabilities	2,265,950	3,755,412

LONG-TERM LIABILITIES:
Convertible notes payable, net of discount of $263,255	41,745	-
Convertible note payable	25,000	25,000
Total long-term liabilities	66,745	25,000

Total liabilities	2,332,695	3,780,412

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 150,004,469 and 72,134,930 shares issued and outstanding	150,006	72,135
Additional paid-in capital	11,013,326	10,614,891
Deficit accumulated during the development stage	(13,262,184)	(14,449,332)
Total stockholders’ deficit	(2,098,852)	(3,762,306)
Total liabilities and stockholders’ deficit	$233,843	$18,106

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From Inception on August 25, 2006 through June 30, 2014
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	81,704	121,593	253,454	277,212	9,071,738
Research and development	-	(2,000)	-	439	1,245,808
Depreciation and amortization	235	864	514	1,728	112,288

Total operating expenses	81,939	120,457	253,968	279,379	10,429,834

LOSS FROM OPERATIONS	(81,939)	(120,457)	(253,968)	(279,379)	(10,429,834)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	39,521
Rental income	4,500	4,500	10,500	6,750	24,750
Loss on sale of asset	-	-	-	-	(69,033)
Loss on foreign exchange	-	-	-	-	(2,327)
Impairment of intangible assets	-	-	-	-	(88,147)
Gain (loss) on settlement of debt	5,396	(27,536)	20,112	(27,536)	(5,788)
Gain on forgiveness of debt	-	20,000	-	20,000	122,000
Incentive fees	-	-	-	-	(1,079,800)
Gain (loss) on change in derivative liability	495,027	(245,697)	1,654,390	(237,146)	(686,562)
Penalties	-	-	-	-	(382)
Interest expense	(108,445)	(182,907)	(243,886)	(347,684)	(1,086,582)

Total other income (expense)	396,478	(431,640)	1,441,116	(585,616)	(2,832,350)

INCOME (LOSS) BEFORE INCOME TAXES	314,539	(552,097)	1,187,148	(864,995)	(13,262,184)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$314,539	$(552,097)	$1,187,148	$(864,995)	$(13,262,184)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.00	$(0.04)	$0.01	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	130,028,041	13,269,334	112,376,592	12,427,683

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,		From Inception on August 25, 2006 through June 30, 2014
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,187,148	$(864,995)	$(13,262,184)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	514	1,728	112,288
Stock compensation cost	18,735	81,175	2,260,065
Common stock issued for services	-	-	417,038
Common stock issued for incentive fees	-	-	1,079,800
Loss on sale of assets	-	-	69,033
Impairment of intangible assets	-	-	88,147
(Gain) loss on settlement of debt	(20,112)	27,536	5,788
(Gain) loss on forgiveness of debt	-	(20,000)	(122,000)
Notes payable issued for services	-	66,150	66,150
Amortization of debt discount and beneficial conversion feature recorded to interest expense	204,123	311,530	943,860
(Gain) loss on change in derivative liability	(1,654,390)	237,146	686,562
Changes in assets and liabilities:
Increase in prepaid expenses	(12,562)	(354)	(16,320)
Increase (decrease) in:
Accounts payable	(23,606)	34,111	400,782
Accrued expenses and other current liabilities	80,839	24,115	425,415
NET CASH USED IN OPERATING ACTIVITIES	(219,311)	(101,858)	(6,845,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	-	(200)	(89,931)
Purchase of property and equipment	-	-	(206,489)
Proceeds from the sale of assets	-	-	24,500
NET CASH USED IN INVESTING ACTIVITIES	-	(200)	(271,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	636,000
Proceeds from convertible notes payable	423,000	95,380	1,057,880
Advances from officer	-	-	113,000
Net proceeds from issuance of common stock	-	-	5,908,687
Repayment of advances and notes payable	-	-	(383,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	423,000	95,380	7,332,567

NET INCREASE (DECREASE) IN CASH	203,689	(6,678)	215,071
CASH, BEGINNING OF THE PERIOD	11,382	14,257	-

CASH, END OF THE PERIOD	$215,071	$7,579	$215,071

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

Index

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income (Loss) per Share Calculations
The Company adopted the accounting pronouncement for income (loss) per share, which dictates the calculation of basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s diluted income (loss) per share is the same as the basic income (loss) per share for the three months and six months ended June 30, 2014 and 2013.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2014 and December 31, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Index

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
June 30, 2014:
Derivative liability	$1,252,357	$-	$-	$1,252,357
Convertible notes payable, net	553,741	-	-	553,741
Long-term convertible notes payable, net	41,745	-	-	41,745

Total liabilities measured at fair value	$1,847,843	$-	$-	$1,847,843

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable, net of discount	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the six months ended June 30, 2014 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Reclassifications

Certain amounts in the condensed financial statements for the three months and six months ended June 30, 2013 have been reclassified to conform to the presentation for the three months and six months ended June 30, 2014.

3.  CAPITAL STOCK

At June 30, 2014, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, par value $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the six months months ended June 30, 2014, the Company issued a total of 77,869,539 shares of common stock at fair value as follows: 71,869,539 shares in conversion of $152,823 convertible promissory notes, plus accrued interest payable of $7,153 and 6,000,000 shares in payment of accrued expenses of $49,623. In connection with the debt conversion, the Company reduced the derivative liability by $295,562 and debt discount by $27,478, and recognized a gain of $20,112 on conversion of the notes.

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

As of June 30, 2014, the Board of Directors of the Company granted non-qualified stock options exercisable for a total of 14,100,000 shares of common stock to its employees, officers and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $8,400 and $10, 245 for the three months ended June 30, 2014 and 2013, respectively and $18,735 and $81,175 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, unrecognized stock-based compensation expense was approximately $46,000.

Index

A summary of the Company’s stock option awards as of June 30, 2014, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)

Outstanding at December 31, 2013	14,100,000	$0.019
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at June 30, 2014	14,100,000	$0.019	6.23

Exercisable at June 30, 2014	5,139,000	$0.04	6.21

Warrants

As of June 30, 2014 and December 31, 2013, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

Restricted Stock Awards

On September 12, 2013 and amended on October 24, 2013, two consultants were each granted restricted stock awards for 15,000,000 shares of the Company’s common stock (the “RSAs”).  The shares vest upon reaching certain defined milestones related to the Company’s development and construction of a gas-to-liquid plant.

During the six months ended June 30, 2014, a total of 6,000,000 shares under the RSAs vested and were issued with a total compensation estimated at $49,623, calculated using the market price of the Company’s common stock on the date of vesting.

5.  CONVERTIBLE NOTES PAYABLE

Institutional Lender

We entered into three securities purchase agreements with an institutional lender on July 8, 2013, September 16, 2013, and January 6, 2014 for the issuance of three 8% convertible promissory notes in the principal amounts of $42,500, $32,500 and $63,000, respectively.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of 58% multiplied by a defined market price, representing a discount of 42%.  The market price was defined as the average of the lowest three trading prices for our common stock during a ten trading day period ending on the latest complete trading day prior to the conversion date.

During the six months ended June 30, 2014, the July 8, 2013 note was fully converted into shares of our common stock, extinguishing a total of $42,500 in principal and $1,700 in accrued interest.  During the six months ended June 30, 2014, amortization of debt discount was recorded in the amount of $15,399.

Index

During the six months ended June 30, 2014, the September 16, 2013 note was fully converted into shares of our common stock, extinguishing a total of $32,500 in principal and $1,300 in accrued interest.  During the six months ended June 30, 2014, amortization of debt discount was recorded in the amount of $19,973.

The January 6, 2014 note had a principal balance of $63,000 at June 30, 2014.  We recorded a debt discount of $63,000 related to the conversion feature of the January 6, 2014 note, along with a derivative liability at inception.  During the six months ended June 30, 2014, amortization of the debt discount was recorded in the amount of $40,091, resulting in a remaining debt discount of $22,909 at June 30, 2014.

Securities Purchase Agreement - $299,212

Effective October 24, 2013, the remaining principal balance of certain convertible promissory notes totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note, which matures on October 24, 2014 and which had an aggregate principal balance of $282,462 at December 31, 2013.  The note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date. During the six months ended June 30, 2014, a total of $33,800 principal and $4,152 accrued interest were converted into shares of our common stock, resulting in a principal balance of $248,662 payable at June 30, 2014.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The notes mature two years from their effective dates, or December 31, 2014, and totaled $244,452 at June 30, 2014.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, along with a derivative liability at inception.  During the six months ended June 30, 2014, total amortization of debt discount was recorded in the amount of $59,008, resulting in a remaining debt discount of $61,951 at June 30, 2014.

Securities Purchase Agreement - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes.  The notes had an aggregate balance of $40,000 at June 30, 2014.  During the six months ended June 30, 2014, the balance of the debt discount of $8,849 was amortized to interest expense.  We were in default on the notes at June 30, 2014, and are in discussions with the lender to extend the maturity date of the notes.

Securities Purchase Agreement - $335,000

On February 27, 2013, we received proceeds of $25,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000 (the “$335,000 SPA”).  The note had an original issue discount of $4,313 and included a transfer of $2,137 principal and $4,957 accrued interest for total principal owed of $36,406.  We recorded a debt discount of $25,403 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  The note had a balance of $25,122 at December 31, 2013.  During the six months ended June 30, 2014, the note was fully converted into shares of our common stock, extinguishing a total of $25,122 in principal.  During the six months ended June 30, 2014, the remaining debt discount of $2,137 was amortized to interest expense.

Index

On December 10, 2013, we received proceeds of $25,000 pursuant to the $335,000 SPA, with an original issue discount of $4,313 for total principal owed of $29,313.  We recorded a debt discount of $29,313 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  The note had a balance of $29,313 at December 31, 2013.  During the six months ended June 30, 2014, the note was partially converted into shares of our common stock, extinguishing a total of $18,900 in principal and resulting in a principal balance of $10,413 at June 30, 2014.  During the six months ended June 30, 2014, amortization of debt discount was recorded in the amount of $23,770, resulting in a remaining discount of $3,856 at June 30, 2014.

On February 20, 2014, we received proceeds of $30,000 pursuant to the $335,000 SPA, with an original issue discount of $5,175 for total principal owed of $35,175, which balance was payable at June 30, 2014.  We recorded a debt discount of $35,175 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During the six months ended June 30, 2014, amortization of debt discount was recorded in the amount of $12,528, resulting in a remaining discount of $22,647 at June 30, 2014.

On June 25, 2014, we received proceeds of $25,000 pursuant to the $335,000 SPA, with an original issue discount of $4,313 for total principal owed of $29,313, which balance was payable at June 30, 2014.  We recorded a debt discount of $29,313 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During the six months ended June 30, 2014, amortization of debt discount was recorded in the amount of $402, resulting in a remaining discount of $28,911 at June 30, 2014.

If the notes issued under the $335,000 SPA are repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one-time interest rate of five percent (5%) will be applied to the principal sums outstanding.  The notes are convertible into shares of our common stock at a price equal to the lesser of $0.72 or 70% of the lowest trading price in the 25 trading days prior to the conversion.  The notes mature one year from the effective date of each advance.

Securities Purchase Agreement – Accounts Payable of $29,500

On March 14, 2013, we entered into a convertible promissory note in exchange for accounts payable in the amount of $29,500.  We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures two years from its effective date, or March 14, 2015, and had a balance payable of $29,500 at June 30, 2014.

Securities Purchase Agreement - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The notes are convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matured six months from the effective date, and had a balance payable of $97,000 at June 30, 2014.  We were in default on the note at June 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

Index

Securities Purchase Agreement – Services of $25,000

On June 4, 2013, we entered into a convertible promissory note with a member of our Board of Directors in exchange for services rendered in the amount of $25,000. We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $25,000, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date, or June 4, 2016, and had a balance payable of $25,000 at June 30, 2014.

Securities Purchase Agreement - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matured on June 30, 2014, is currently in default, and had a balance of $5,000 at June 30, 2014.  During the six months ended June 30, 2014, the remaining debt discount of $1,459 was amortized to interest expense.

Securities Purchase Agreement - $250,000

On October 8, 2012, we entered into to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $250,000 (the $250,000 SPA”).  The notes are convertible into shares of our common stock at a price equal to the lesser of $0.006 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The notes mature six months from the effective date of each advance.

The lender previously advanced a total of $11,000 in August and September 2013 that was transferred to the $250,000 SPA.  We recorded a debt discount of $11,000 along with a derivative liability upon transfer.  The note had a balance of $11,000 at June 30, 2014.  During the six months ended June 30, 2014, the remaining debt discount of $5,863 was amortized to interest expense.  We were in default on the note at June 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

On October 21, 2013, we received proceeds of $22,000 pursuant to the $250,000 SPA.  We recorded a debt discount of $22,000 along with a derivative liability at inception.  The note had a balance of $22,000 at June 30, 2014.  During the six months ended June 30, 2014, the remaining debt discount of $13,418 was amortized to interest expense.  We were in default on the note at June 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

On November 22, 2013, we received proceeds of $25,000 pursuant to the $250,000 SPA.  We recorded a debt discount of $25,000 along with a derivative liability at inception.  The note had a balance of $25,000 at June 30, 2014.  During the six months ended June 30, 2013, the remaining debt discount of $19,613 was amortized to interest expense.  We were in default on the note at June 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

Securities Purchase Agreement - $500,000

On April 18, 2014, we entered into to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $500,000 (the “$500,000 SPA”).  The notes are convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The notes mature eighteen months from the effective date of each advance.

Index

On April 18, 2014, we received proceeds of $60,000 pursuant to the $500,000 SPA, which balance was payable at June 30, 2014.  We recorded a debt discount of $44,824 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2014, amortization of debt discount was recorded in the amount of $5,971, resulting in a remaining discount of $38,853 at June 30, 2014.

On May 20, 2014, we received proceeds of $45,000 pursuant to the $500,000 SPA, which balance was payable at June 30, 2014.  We recorded a debt discount of $41,796 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2014, amortization of debt discount was recorded in the amount of $3,122, resulting in a remaining discount of $38,674 at June 30, 2014.

On June 30, 2014, we received proceeds of $200,000 pursuant to the $500,000 SPA, which balance was payable at June 30, 2014.  We recorded a debt discount of $185,728 related to the conversion feature of the note, along with a derivative liability at inception, which balance was outstanding at June 30, 2014.

For purpose of estimating the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at June 30, 2014 are as follows:

Stock price on the valuation date	$0.0025
Conversion price for the debt	$0.001 - $0.0025
Dividend yield	0.00%
Years to maturity	0.25 – 1.50
Risk free rate	0.11% - 0.04%
Expected volatility	120.49% - 302.09%

The value of the derivative liability balance at June 30, 2014 was $1,252,357.

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $5,396 and $20,112 for the three months and six months ended June 30, 2014, respectively.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2014 and 2013, the Company paid no amounts for income taxes.

During the six months ended June 30, 2014 and 2013, the Company paid interest of $301 and $1,535, respectively.

During the six months ended June 30, 2014, the Company had the following non-cash investing and financing activities:

The Company issued a total of 71,869,539 shares of common stock in conversion of $152,823 in convertible notes payable, plus $7,153 of accrued interest payable, increasing common stock by $71,871, increasing additional paid-in capital by $336,077, decreasing debt discount by $27,478 and decreasing derivative liability by $295,562.

    The Company increased debt discount and derivative liability by $390,347 for the issuance of new convertible debt.

Index

    The Company issued a total of 6,000,000 shares of common stock, which vested pursuant to RSAs, in payment of accrued expenses of $49,623, increasing common stock by $6,000 and additional paid-in capital of $43,623.

During the six months ended June 30, 2013, the Company had the following non-cash investing and financing activities.

The Company issued a total of 6,036,896 shares of common stock in conversion of $79,023 in convertible notes payable, plus $1,700 of accrued interest, increasing common stock by $6,037, increasing additional paid-in capital by $165,797, and decreasing derivative liability by $116,038.

    The Company exchanged demand notes for convertible promissory notes in the amount of $97,000.

7.  RELATED PARTY TRANSACTIONS

See Note 5 for discussion of convertible notes payable to related parties, including many lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of June 30, 2014 and December 31, 2013, with accrued interest payable of $13,901 and $9,293 as of June 30, 2014 and December 31, 2013, respectively.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of June 30, 2014 and December 31, 2013, the principal balance of this related party note was $25,000, with accrued interest payable of $1,339 and $719 as of June 30, 2014 and December 31, 2013, respectively.

8.  RESEARCH AGREEMENT

On June 18, 2014, the Company entered into a Sponsored Research Agreement (the “SRA”) with the University of California, Santa Barbara campus (“University”), pursuant to which the University will perform research work for the mutual benefit of the University and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and will expire on June 30, 2015.  The total cost to the Company will not exceed $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost is payable in installments as follows:

$200,000 on or before July 1, 2014 (payment made in July 2014)
$62,577 on October 1, 2014
$62,577 on January 1, 2015
$62,576 on April 1, 2015

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On July 17, 2014, the Company issued 7,400,000 shares of its common stock to a lender in conversion of debt principal of $8,288 of a convertible promissory note dated December 10, 2013, pursuant to the $335,000 SPA and discussed in Note 5.

Index

On July 22, 2014, the Company issued 6,479,381 shares of its common stock to the institutional lender in conversion of debt principal of $6,285 of a convertible promissory note dated January 6, 2014 and discussed in Note 5.

On July 28, 2014, the Company issued 6,483,146 shares of its common stock to the institutional lender in conversion of debt principal of $5,770 of a convertible promissory note dated January 6, 2014 and discussed in Note 5.

On July 29, 2014, the Company issued 7,391,703 shares of its common stock to a lender in conversion of debt principal of $4,450 of a convertible promissory note dated December 12, 2012, discussed in Note 5, together with accrued interest of $724.

On August 4, 2014, the Company issued 6,469,697 shares of its common stock to the institutional lender in conversion of debt principal of $4,270 of a convertible promissory note dated January 6, 2014 and discussed in Note 5.

Index

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

OVERVIEW

Carbon Sciences, Inc. (“Carbon Sciences,” “we,” “us,” “our,” or the “Company”) is in the early stages of developing a complete small-scale natural gas-to-liquids (“GTL”) fuel production plant (the “miniGTL plant” or the “Plant”).  We anticipate the miniGTL plant will be based on integrating and optimizing existing GTL technology components and processes into a modular diesel or gasoline production facility.  We believe developing the Plant will require bringing together natural gas resource holders, engineering firms, and technology firms.  Based on our internal economic analysis and conversations with prospective partners, we believe that a miniGTL plant producing approximately 1,000 barrels per day of diesel or gasoline may be economically viable in the United States, given the low price and abundance of natural gas.  We anticipate that a modular Plant would be mobile and could be moved from one gas field to another, amortizing the capital cost of the plant over several small gas fields, which are more plentiful than large gas fields.

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

Index

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

On June 18, 2014, the Company entered into a Sponsored Research Agreement (the “SRA”) with the University of California, Santa Barbara campus (“University”), pursuant to which the University will perform research work for the mutual benefit of the University and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and will expire on June 30, 2015.  The total cost to the Company will not exceed $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost is payable in installments as follows:

$200,000 on or before July 1, 2014 (payment made in July 2014)
$62,577 on October 1, 2014
$62,577 on January 1, 2015
$62,576 on April 1, 2015

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

Index

Fair Value of Financial Instruments

    Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2014 and December 31, 2013, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
June 30, 2014:
Derivative liability	$1,252,357	$-	$-	$1,252,357
Convertible notes payable, net	553,741	-	-	553,741
Long-term convertible notes payable, net	41,745	-	-	41,745

Total liabilities measured at fair value	$1,847,843	$-	$-	$1,847,843

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable, net of discount	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

Index

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended June 30, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

General and Administrative Expenses

General and administrative expenses decreased by $39,889 to $81,704 in the three months ended June 30, 2014 from $121,593 in the three months ended June 30, 2013.  The decrease in general and administrative expenses in the current period is due primarily to a decrease in stock option compensation expense, salaries, and related expenses.

Research and Development

During the three months ended June 30, 2014 and 2013, we did not undertake any research and development projects and, accordingly, we eliminated our outside consulting, lab fees, and testing supplies.  As a result, research and development expenses were $0 and $(2,000) in the three months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $629 to $235 in three months ended June 30, 2014 from $864 in the three months ended June 30, 2013.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at June 30, 2014.

Index

Other Income (Expense)

Total other income was $396,478 in the three months ended June 30, 2014, compared to other expense of $431,640 in the three months ended June 30, 2013.  The increase in other income in the current year is primarily the result of the gain on change in derivative liability of $495,027 related to our convertible debt and decreased interest expense due to debt conversions and decreased amortization to interest expense of debt discount and beneficial conversion features for the convertible debt.  Interest expense decreased to $108,445 in the three months ended June 30, 2014 from $182,907 in the three months ended June 30, 2013.  We also recognized a gain on settlement of debt of $5,396 in the three months ended June 30, 2014 resulting from the conversion of debt to equity, compared to a loss on settlement of debt of $27,536 in the three months ended June 30, 2013.  We recognized a gain on forgiveness of debt of $20,000 in the three months ended June 30, 2013 and had no such gain in the three months ended June 30, 2014.

Net Loss

As a result, we reported net income for the three months ended June 30, 2014 of $314,539, compared to a net loss of $552,097 for the three months ended June 30, 2013.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

General and Administrative Expenses

General and administrative expenses decreased by $23,758 to $253,454 in the six months ended June 30, 2014 from $277,212 in the six months ended June 30, 2013.  The decrease in general and administrative expenses in the current period is due primarily to a decrease in stock option compensation expense, salaries, and related expenses, partially offset by an increase in stock compensation to two consultants.

Research and Development

During the six months ended June 30, 2014 and 2013, we did not undertake any research and development projects and, accordingly, we eliminated our outside consulting, lab fees, and testing supplies.  As a result, research and development expenses were $0 and $439 in the six months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $1,214 to $514 in six months ended June 30, 2014 from $1,728 in the six months ended June 30, 2013.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at June 30, 2014.

Other Income (Expense)

Total other income was $1,441,116 in the six months ended June 30, 2014, compared to other expense of $585,616 in the six months ended June 30, 2013.  The increase in other income in the current year is primarily the result of the gain on change in derivative liability of $1,654,390 related to our convertible debt and decreased interest expense due to debt conversions and decreased amortization to interest expense of debt discount and beneficial conversion features for the convertible debt.  Interest expense decreased to $243,886 in the six months ended June 30, 2014 from $347,684 in the six months ended June 30, 2013.  We also recognized a gain on settlement of debt of $20,112 in the six months ended June 30, 2014 resulting from the conversion of debt to equity, compared to a loss on settlement of debt of $27,536 in the six months ended June 30, 2013.  We recognized a gain on forgiveness of debt of $20,000 in the six months ended June 30, 2013 and had no such gain in the six months ended June 30, 2014.

Index

Net Loss

As a result, we reported net income for the six months ended June 30, 2014 of $1,187,148, compared to a net loss of $864,995 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of $2,059,559, compared to a working capital deficit of $3,765,272 as of December 31, 2013.  The decrease in the working capital deficit was due primarily to the decrease in our non-cash derivative liability.  Our cash balance at June 30, 2014 was $215,071, $200,000 of which was paid in July on our Sponsored Research Agreement.

During the six months ended June 30, 2014, we used net cash of $219,311 in operating activities as a result of our net income of $1,187,148, non-cash expenses totaling $223,372, and increases in accrued expenses and other current liabilities of $80,839, reduced by gain on settlement of debt of $20,112, gain on change of derivative liability of $1,654,390, and increase in prepaid expenses of $12,562 and decrease in accounts payable of $23,606.

By comparison, during the six months ended June 30, 2013, we used net cash of $101,858 in operating activities as a result of our net loss of $864,995, gain on forgiveness of debt of $20,000, and increase in prepaid expenses of $354, partially offset by non-cash expenses totaling $725,265, and increases in accounts payable of $34,111 and accrued expenses and other current liabilities of $24,115.

We had no net cash provided by or used in investing activities in the six months ended June 30, 2014.  Net cash used in investing activities, comprised of patent expenditures, was $200 in the six months ended June 30, 2013.

Net cash provided by financing activities during the six months ended June 30, 2014 and 2013 was $423,000 and $95,380, respectively, comprised of proceeds from convertible notes payable.  Our capital needs have primarily been met from the proceeds of equity financings and investor loans, as we are currently in the development stage and have no revenues.

Although most recently, proceeds received from the issuance of debt are sufficient to fund our current operating expenses, we will need to raise additional funds in the future to continue our operations and emerge from the development stage.  Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock.  The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Index

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

Index

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s chief executive officer and chief financial officer concluded that the internal controls over financial reporting are effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, the Company issued a total of 6,000,000 unregistered shares of its common stock which vested pursuant to restricted stock awards to two consultants for services valued at $49,623.  These shares were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of June 30, 2014, we were in default on $195,000 of principal on our convertible notes payable.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity dates of the notes.

Index

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

Index

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

Index

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 12, 2014.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)