Form 10-Q
period 2014-09-30
Carbon Sciences, Inc.
filed 2014-11-12
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of shares of registrant’s common stock outstanding, as of November 12, 2014 was 231,337,534.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.

Condensed Balance Sheets
	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$15,399	$11,382
Prepaid expenses	111,726	3,758
Total current assets	127,125	15,140

PROPERTY AND EQUIPMENT, NET	599	1,182

OTHER ASSETS - Patents	1,784	1,784
Total assets	$129,508	$18,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$187,056	$217,418
Accrued expenses and other current liabilities	5,780	11,137
Accrued interest, notes payable	113,373	64,340
Derivative liability	16,187,664	2,811,962
Convertible notes payable, net of beneficial conversion feature of $0 and $8,849, respectively	166,500	157,651
Convertible notes payable, net of discount of $41,466 and $226,445, respectively	532,217	492,904
Total current liabilities	17,192,590	3,755,412

LONG-TERM LIABILITIES:
Convertible notes payable, net of discount of $364,359	111,641	-
Convertible note payable	25,000	25,000
Total long-term liabilities	136,641	25,000

Total liabilities	17,329,231	3,780,412

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 212,093,388 and 72,134,930 shares issued and outstanding	212,095	72,135
Additional paid-in capital	11,168,533	10,614,891
Deficit accumulated during the development stage	(28,580,351)	(14,449,332)
Total stockholders’ deficit	(17,199,723)	(3,762,306)
Total liabilities and stockholders’ deficit	$129,508	$18,106

See notes to condensed financial statements

CARBON SCIENCES, INC.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	88,763	109,412	342,217	386,624
Research and development	96,932	-	96,932	439
Depreciation and amortization	69	340	583	2,068

Total operating expenses	185,764	109,752	439,732	389,131

LOSS FROM OPERATIONS	(185,764)	(109,752)	(439,732)	(389,131)

OTHER INCOME (EXPENSE):
Rental income	3,000	4,500	13,500	11,250
Gain (loss) on settlement of debt	75,056	(7,948)	95,168	(35,484)
Gain on forgiveness of debt	-	-	-	20,000
Gain (loss) on change in derivative liability	(15,024,829)	(1,161,630)	(13,370,439)	(1,398,776)
Interest expense	(185,630)	(145,597)	(429,516)	(493,281)

Total other income (expense)	(15,132,403)	(1,310,675)	(13,691,287)	(1,896,291)

LOSS BEFORE INCOME TAXES	(15,318,167)	(1,420,427)	(14,131,019)	(2,285,422)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(15,318,167)	$(1,420,427)	$(14,131,019)	$(2,285,422)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.09)	$(0.05)	$(0.10)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	179,930,753	28,999,533	135,142,096	21,450,601

See notes to condensed financial statements

CARBON SCIENCES, INC.

Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,131,019)	$(2,285,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	2,068
Stock compensation cost	28,426	96,580
(Gain) loss on settlement of debt	(95,168)	35,484
Gain on forgiveness of debt	-	(20,000)
Notes payable issued for services	-	66,150
Amortization of debt discount and beneficial conversion feature recorded to interest expense	347,879	443,855
Loss on change in derivative liability	13,370,439	1,398,776
Changes in assets and liabilities:
Increase in prepaid expenses	(107,968)	2,312
Increase (decrease) in:
Accounts payable	(30,362)	40,204
Accrued expenses and other current liabilities	101,799	39,833

NET CASH USED IN OPERATING ACTIVITIES	(515,391)	(180,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	-	(200)

NET CASH USED IN INVESTING ACTIVITIES	-	(200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	11,000
Proceeds from convertible notes payable	594,000	170,380
Repayment of advances and notes payable	(74,592)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	519,408	181,380

NET INCREASE IN CASH	4,017	1,020
CASH, BEGINNING OF THE PERIOD	11,382	14,257

CASH, END OF THE PERIOD	$15,399	$15,277

See notes to condensed financial statements

CARBON SCIENCES, INC.
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2014
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

Income (Loss) per Share Calculations
The Company adopted the accounting pronouncement for income (loss) per share, which dictates the calculation of basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2014 and 2013.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2014 and December 31, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
September 30, 2014:
Derivative liability	$16,187,664	$-	$-	$16,187,664
Convertible notes payable, net	532,217	-	-	532,217
Long-term convertible notes payable, net	111,641	-	-	111,641

Total liabilities measured at fair value	$16,831,522	$-	$-	$16,831,522

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable, net of discount	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

Derivative Liability

We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the financial statement distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles (“GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company adopted the provisions of ASU No. 2014-10 during its third fiscal quarter ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months and nine months ended September 30, 2013 have been reclassified to conform to the presentation for the three months and nine months ended September 30, 2014.

3.  CAPITAL STOCK

At September 30, 2014, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, par value $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the nine months months ended September 30, 2014, the Company issued a total of 139,958,458 shares of common stock at fair value as follows: 133,958,458 shares in conversion of $197,166 of convertible promissory notes, plus accrued interest payable of $8,500 and 6,000,000 shares in payment of accrued expenses of $49,623.  In connection with the debt conversion, the Company increased additional paid-in capital by $481,593, reduced the derivative liability by $461,745 and debt discount by $39,904, and recognized a gain of $11,953 on conversion of the notes.

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

As of September 30, 2014, the Board of Directors of the Company granted non-qualified stock options exercisable for a total of 14,100,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $9,690 and $15,405 for the three months ended September 30, 2014 and 2013, respectively and $28,426 and $96,580 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, unrecognized stock-based compensation expense was approximately $36,000.

A summary of the Company’s stock option awards as of September 30, 2014, and changes during the nine months then ended is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)

Outstanding at December 31, 2013	14,100,000	$0.019
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at September 30, 2014	14,100,000	$0.019	5.97

Exercisable at September 30, 2014	6,820,000	$0.03	5.96

Warrants

As of September 30, 2014 and December 31, 2013, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

Restricted Stock Awards

On September 12, 2013 and as amended on October 24, 2013, two consultants were each granted restricted stock awards for 15,000,000 shares of the Company’s common stock (the “RSAs”).  The shares vest upon reaching certain defined milestones related to the Company’s development and construction of a gas-to-liquid plant.

During the nine months ended September 30, 2014, a total of 6,000,000 shares under the RSAs vested and were issued with a total compensation estimated at $49,623, calculated using the market price of the Company’s common stock on the date of vesting.

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

During the nine months ended September 30, 2014, the July 8, 2013 note was fully converted into shares of our common stock, extinguishing a total of $42,500 in principal and $1,700 in accrued interest.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $15,399.

During the nine months ended September 30, 2014, the September 16, 2013 note was fully converted into shares of our common stock, extinguishing a total of $32,500 in principal and $1,300 in accrued interest.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $19,973.

During the nine months ended September 30, 2014, the January 6, 2014 note was partially converted into shares of our common stock, extinguishing a total of $16,325 in principal.  We paid in cash the remaining $46,675 in principal and $18,325 in interest and early payment penalties.

We recorded a debt discount of $63,000 related to the conversion feature of the January 6, 2014 note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of the debt discount was recorded in the amount of $63,000.

Securities Purchase Agreement - $299,212

Effective October 24, 2013, the remaining principal balance of certain convertible promissory notes totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note, which matured on October 24, 2014 and which had an aggregate principal balance of $282,462 at December 31, 2013 (the “299,212 Note”).  The note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date. During the nine months ended September 30, 2014, a total of $41,750 principal and $5,500 accrued interest were converted into shares of our common stock, resulting in a principal balance of $240,712 payable at September 30, 2014.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The notes mature two years from their effective dates, or on December 31, 2014, and totaled $244,452 at September 30, 2014.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, along with a derivative liability at inception.  During the nine months ended September 30, 2014, total amortization of debt discount was recorded in the amount of $89,000, resulting in a remaining debt discount of $31,958 at September 30, 2014.

Securities Purchase Agreement - $100,000

On February 22, 2013, we entered into a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  During 2013, we received advances totaling $40,000.  The advance amounts received are at the lender’s discretion.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes.  The notes had an aggregate balance of $40,000 at September 30, 2014.  During the nine months ended September 30, 2014, the balance of the debt discount of $8,849 was amortized to interest expense.  We were in default on the notes at September 30, 2014, and are in discussions with the lender to extend the maturity date of the notes.

Securities Purchase Agreement - $335,000

On February 27, 2013, we entered into a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000 (the “$335,000 SPA”).  The advance amounts received are at the lender’s discretion.  Upon execution of the note, a note with a total principal of $36,406 was issued.  The note had an original issue discount of $4,313 and included a transfer of $2,137 principal and $4,957 accrued interest.  We recorded a debt discount of $25,403 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  The note had a balance of $25,122 at December 31, 2013.  During the nine months ended September 30, 2014, the note was fully converted into shares of our common stock, extinguishing a total of $25,122 in principal.  During the nine months ended September 30, 2014, the remaining debt discount of $2,137 was amortized to interest expense.

On December 10, 2013, we received proceeds of $25,000 pursuant to the $335,000 SPA, with an original issue discount of $4,313 for total principal owed of $29,313.  We recorded a debt discount of $29,313 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  The note had a balance of $29,313 at December 31, 2013.  During the nine months ended September 30, 2014, the note was partially converted into shares of our common stock, extinguishing a total of $27,188 in principal and resulting in a principal balance of $2,125 at September 30, 2014.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $27,283, resulting in a remaining discount of $343 at September 30, 2014.

On February 20, 2014, we received proceeds of $30,000 pursuant to the $335,000 SPA, with an original issue discount of $5,175 for total principal owed of $35,175.  We recorded a debt discount of $35,175 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During the nine months ended September 30, 2014, the note was partially converted into shares of our common stock, extinguishing a total of $11,781 in principal and resulting in a principal balance of $23,394 at September 30, 2014. During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $26,010, resulting in a remaining discount of $9,165 at September 30, 2014.

On June 25, 2014, we received proceeds of $25,000 pursuant to the $335,000 SPA, with an original issue discount of $2,917 for total principal owed of $27,917.  During the nine months ended September 30, 2014, the note principal was fully paid in cash.  We recorded a debt discount of $27,917 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During the nine months ended September 30, 2014, the debt discount was fully amortized.

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

Securities Purchase Agreement – Accounts Payable of $29,500

On March 14, 2013, we entered into a 5% convertible promissory note in the principal amount of $29,500 in exchange for accounts payable in the amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures two years from its effective date, or March 14, 2015, and had a balance payable of $29,500 at September 30, 2014.

Securities Purchase Agreement - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matured six months from the effective date, and had a balance payable of $97,000 at September 30, 2014.  We were in default on the note at September 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

Securities Purchase Agreement – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note in the principal amount of $25,000 with a member of our Board of Directors in exchange for services rendered in the amount of $25,000, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date, or June 4, 2016, and had a balance payable of $25,000 at September 30, 2014.

Securities Purchase Agreement - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matured on June 30, 2014, is currently in default, and had a balance of $5,000 at September 30, 2014.  During the nine months ended September 30, 2014, the remaining debt discount of $1,459 was amortized to interest expense.

Securities Purchase Agreement - $250,000

On October 8, 2012, we entered into to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $250,000 (the $250,000 SPA”).  The advance amounts received are at the lender’s discretion.  The notes are convertible into shares of our common stock at a price equal to the lesser of $0.006 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The notes mature six months from the effective date of each advance.

The lender previously advanced a total of $11,000 in August and September 2013 that was transferred to the $250,000 SPA.  We recorded a debt discount of $11,000 along with a derivative liability upon transfer.  The note had a balance of $11,000 at September 30, 2014.  During the nine months ended September 30, 2014, the remaining debt discount of $5,863 was amortized to interest expense.  We were in default on the note at September 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

On October 21, 2013, we received proceeds of $22,000 pursuant to the $250,000 SPA.  We recorded a debt discount of $22,000 along with a derivative liability at inception.  The note had a balance of $22,000 at September 30, 2014.  During the nine months ended September 30, 2014, the remaining debt discount of $13,418 was amortized to interest expense.  We were in default on the note at September 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

On November 22, 2013, we received proceeds of $25,000 pursuant to the $250,000 SPA.  We recorded a debt discount of $25,000 along with a derivative liability at inception.  The note had a balance of $25,000 at September 30, 2014.  During the nine months ended September 30, 2014, the remaining debt discount of $19,613 was amortized to interest expense.  We were in default on the note at September 30, 2014, and are in discussions with the lender to extend the maturity date of the note.

Securities Purchase Agreement - $500,000

On April 18, 2014, we entered into a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $500,000 (the “$500,000 SPA”).  The advance amounts received are at the lender’s discretion.  The notes are convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The notes mature eighteen months from the effective date of each advance.

On April 18, 2014, we received proceeds of $60,000 pursuant to the $500,000 SPA, which balance was payable at September 30, 2014.  We recorded a debt discount of $44,824 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $13,496, resulting in a remaining discount of $31,328 at September 30, 2014.

On May 20, 2014, we received proceeds of $45,000 pursuant to the $500,000 SPA, which balance was payable at September 30, 2014.  We recorded a debt discount of $41,796 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $10,125, resulting in a remaining discount of $31,671 at September 30, 2014.

On June 30, 2014, we received proceeds of $200,000 pursuant to the $500,000 SPA, which balance was payable at September 30, 2014.  We recorded a debt discount of $185,728 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $31,181, resulting in a remaining discount of $154,547 at September 30, 2014.

On July 18, 2014, we received proceeds of $25,000 pursuant to the $500,000 SPA, which balance was payable at September 30, 2014.  We recorded a debt discount of $23,277 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $3,137, resulting in a remaining discount of $20,140 at September 30, 2014.

On August 6, 2014, we received proceeds of $65,000 pursuant to the $500,000 SPA, which balance was payable at September 30, 2014.  We recorded a debt discount of $60,634 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $6,074, resulting in a remaining discount of $54,560 at September 30, 2014.

On August 18, 2014, we received proceeds of $25,000 pursuant to the $500,000 SPA, which balance was payable at September 30, 2014.  We recorded a debt discount of $23,342 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $1,828, resulting in a remaining discount of $21,514 at September 30, 2014.

On September 9, 2014, we received proceeds of $56,000 pursuant to the $500,000 SPA, which balance was payable at September 30, 2014.  We recorded a debt discount of $52,621 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2014, amortization of debt discount was recorded in the amount of $2,020, resulting in a remaining discount of $50,601 at September 30, 2014

For purpose of estimating the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at September 30, 2014 are as follows:

Stock price on the valuation date	$0.0086
Conversion price for the debt	$0.00045 - $0.00091
Dividend yield	0.00%
Years to maturity	0.19 – 1.50
Risk free rate	0.36% - 0.02%
Expected volatility	154.91% - 355.77%

The value of the derivative liability balance at September 30, 2014 was $16,187,664.  These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  Based on the assumptions used to estimate the fair value of the derivate liability at September 30, 2014 and assuming all lenders convert the notes payable at the September 30, 2014 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $75,056 and $95,168 for the three months and nine months ended September 30, 2014, respectively.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2014 and 2013, the Company paid no amounts for income taxes.

During the nine months ended September 30, 2014 and 2013, the Company paid interest of $18,805 and $4,109, respectively.

During the nine months ended September 30, 2014, the Company had the following non-cash investing and financing activities:

The Company issued a total of 133,958,458 shares of common stock in conversion of $197,166 in convertible notes payable, plus $8,500 of accrued interest payable, increasing common stock by $133,960, increasing additional paid-in capital by $481,593, decreasing debt discount by $39,904 and decreasing derivative liability by $461,745.

The Company increased debt discount and derivative liability by $550,222 for the issuance of new convertible debt.

The Company issued a total of 6,000,000 shares of common stock, which vested pursuant to RSAs, in payment of accrued expenses of $49,623, increasing common stock by $6,000 and additional paid-in capital of $43,623.

During the nine months ended September 30, 2013, the Company had the following non-cash investing and financing activities.

The Company issued a total of 35,332,924 shares of common stock in conversion of $163,918 in convertible notes payable, plus $3,673 of accrued interest, increasing common stock by $35,333, increasing additional paid-in capital by $336,257, decreasing derivative liability by $35,002, and decreasing derivative liability by $239,001.

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

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of September 30, 2014 and December 31, 2013, with accrued interest payable of $16,243 and $9,293 as of September 30, 2014 and December 31, 2013, respectively.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of September 30, 2014 and December 31, 2013, the principal balance of this related party note was $25,000, with accrued interest payable of $1,654 and $719 as of September 30, 2014 and December 31, 2013, respectively.

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

$200,000 on or before July 1, 2014
$62,577 on October 1, 2014
$62,577 On January 1, 2015
$62,576 on April 1, 2015

The Company amortizes the payments over the life of the contract.  As September 30, 2014, $103,068 was included in prepaid expenses related to the contract.

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On October 1, 2014, we made the second payment of $62,577 due under the SRA discussed in Note 8.

Effective October 1, 2014, we entered into a convertible promissory note for an aggregate principal amount of $500,000.  Each payment of consideration under the note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  Each payment of consideration is payable eighteen months from the effective date of each advance and bears interest at the rate of 10% per annum.   We received advances under the note of $65,000 on October 1, 2014 and $24,000 on October 9, 2014.

On October 21, 2014, we issued 4,500,000 shares of our common stock to a lender in conversion of debt principal of $13,230 of a convertible promissory note dated December 10, 2013, pursuant to the $335,000 SPA and discussed in Note 5.

On October 31, 2014, we issued 4,179,762 shares of our common stock to a lender in conversion of debt principal of $12,289 of a convertible promissory note dated December 10, 2013, pursuant to the $335,000 SPA discussed in Note 5.

On October 31, 2014, we issued 10,564,384 shares of our common stock to a lender in conversion of debt principal of $4,000 and accrued interest payable of $754, pursuant to the $299,212 Note discussed in Note 5.

On October 24, 2014, we were in default on the remaining balance due under to the $299,212 Note discussed in Note 5.  We are in discussions with the lender to extend the maturity date of the note.

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

OVERVIEW

Effective September 16, 2014, Carbon Sciences, Inc. (“Carbon Sciences,” “we,” “us,” “our,” or the “Company”) determined to change the focus of its business from developing a technology to convert natural gas into liquid fuel to developing a technology to mass produce graphene from natural gas.  The technology, which we are developing in conjunction with the University of California, Santa Barbara (“University”) is intended to transform natural gas into commercial size sheets of graphene than be fine-tuned with application-specific electrical and materials properties.

On June 18, 2014, we entered into a Sponsored Research Agreement (the “SRA”) with the University, pursuant to which the University will perform research work for the mutual benefit of the University and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and will expire on June 30, 2015.  The total cost to the Company will not exceed $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost is payable in installments as follows:

$200,000 on or before July 1, 2014 (payment made in July 2014)
$62,577 on October 1, 2014 (payment made in October 2014)
$62,577 on January 1, 2015
$62,576 on April 1, 2015

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through September 30, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Use of Estimates

In accordance with GAAP, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions relate to recording derivative liabilities, net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors.  Management believes it has exercised reasonable judgment in deriving these estimates.  Consequently, a change in conditions could affect these estimates, and the changes could be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2014 and December 31, 2013, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
September 30, 2014:
Derivative liability	$16,187,664	$-	$-	$16,187,664
Convertible notes payable, net	532,217	-	-	532,217
Long-term convertible notes payable, net	111,641	-	-	111,641

Total liabilities measured at fair value	$16,831,522	$-	$-	$16,831,522

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable, net of discount	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

Derivative Liability

We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the financial statement distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles (“GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company adopted the provisions of ASU No. 2014-10 during its third fiscal quarter ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its financial statements.

RESULTS OF OPERATIONS – THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013

General and Administrative Expenses

General and administrative expenses decreased by $20,649 to $88,763 for the three months ended September 30, 2014 from $109,412 for the three months ended September 30, 2013.  General and administrative expenses decreased by $44,407 to $342,217 for the nine months ended September 30, 2014 from $386,624 for the nine months ended September 30, 2013.  The decrease in general and administrative expenses in the current year periods is due primarily to a decrease in stock option compensation expense, salaries, and related expenses.

Research and Development

During the three months ended September 30, 2014 we incurred research and development expenses of $96,932 consisting of the amortization for the period of the first payment in July 2014 of $200,000 for the SRA.  We did not incur any research and development expenditures in the three months ended September 30, 2013 and eliminated our outside consulting, lab fees, and testing supplies.   Similarly, our research and development expenses were $96,932 for the nine months ended September 30, 2014 compared to $439 for the nine months ended September 30, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $271 to $69 for the three months ended September 30, 2014 from $340 for the three months ended September 30, 2013.  Depreciation and amortization expense decreased by $1,485 to $583 for the nine months ended September 30, 2014 from $2,068 for the nine months ended September 30, 2013.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at September 30, 2014.

Other Income (Expense)

Total other expense was $15,132,403 for the three months ended September 30, 2014, compared to total other expense of $1,310,675 for the three months ended September 30, 2013, and $13,691,287 in the nine months ended September 30, 2014, compared to $1,896,291 for the nine months ended September 30, 2013.  The increase in total other expense in the current year periods is primarily the result of the loss on change in derivative liability of $15,024,829 in the three months ended September 30, 2014 and $13,370,439 in the nine months ended September 30, 2014 related to our convertible debt.  Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material, as reported in the three months and nine months ended September 30, 2014.  The loss on change in derivative liability was $1,161,630 for the three months ended September 30, 2013 and $1,398,776 for the nine months ended September 30, 2013.

Our interest expense increased by $40,033 to $185,630 for the three months ended September 30, 2014 from $145,597 for the three months ended September 30, 2013.  The increase is the result in additional borrowings in the current quarter to fund our SRA and operations, including amortization to interest expense of debt discount.  Our interest expense decreased by $63,765 to $429,516 for the nine months ended September 30, 2014 from $493,281 for the nine months ended September 30, 2013.  The decrease is the result of certain prior loans being converted to stock or paid in cash and the decrease in amortization of debt discount to interest expense for these loans.

We also recognized a gain on settlement of debt of $75,056 for the three months ended September 30, 2014 resulting from the conversion of debt to equity, compared to a loss on settlement of debt of $7,948 for the three months ended September 30, 2013.   We recognized a gain on settlement of debt of $95,168 for the nine months ended September 30, 2014, compared to a loss on settlement of debt of $35,484 for the nine months ended September 30, 2013.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

As a result, we reported net loss for the three months ended September 30, 2014 of $15,318,167, compared to a net loss of $1,420,427 for the three months ended September 30, 2013, and a net loss of $14,131,019 for the nine months ended September 30, 2014, compared to a net loss of $2,285,422 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of $17,065,465, compared to a working capital deficit of $3,740,272 as of December 31, 2013.  The increase in the working capital deficit was due primarily to the increase in our non-cash derivative liability.  Our cash balance at September 30, 2014 was $15,399.

During the nine months ended September 30, 2014, we used net cash of $515,391 in operating activities as a result of our net loss of $14,131,019, non-cash expenses totaling $13,747,327, increases in accrued expenses and other current liabilities of $101,799, reduced by gain on settlement of debt of $95,168, increase in prepaid expenses of $107,968, and decrease in accounts payable of $30,362.

By comparison, during the nine months ended September 30, 2013, we used net cash of $180,160 in operating activities as a result of our net loss of $2,285,422 and gain on forgiveness of debt of $20,000, partially offset by non-cash expenses totaling $2,042,913, decrease in prepaid expenses of $2,312, and increases in accounts payable of $40,204 and accrued expenses and other current liabilities of $39,833.

We had no net cash provided by or used in investing activities during the nine months ended September 30, 2014.  Net cash used in investing activities, comprised of patent expenditures, was $200 during the nine months ended September 30, 2013.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $519,408, comprised of proceeds from convertible notes payable of $594,000, partially offset by repayment of convertible notes payable of $74,592.  Net cash provided by financing activities during the nine months ended September 30, 2013 was $181,380, comprised of proceeds from notes payable of $11,000 and proceeds from convertible notes payable of $170,380.  Our capital needs have primarily been met from the proceeds of equity financings and investor loans, as we are currently in the development stage and have no revenues.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through September 30, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s chief executive officer and chief financial officer concluded that the internal controls over financial reporting are effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, the Company did not issue any unregistered shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of September 30, 2014, we were in default on $200,000 of principal on our convertible notes payable.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity dates of the notes.

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 12, 2014.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)