Form 10-K
period 2014-12-31
Carbon Sciences, Inc.
filed 2015-03-30
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC-QB Market on June 30, 2014 was $372,451.

The number of shares of registrant’s common stock outstanding, as of March 27, 2015 was 265,976,925.

PART I

ITEM 1.                      BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Carbon Sciences,” the “Company,” “we,” “us,” or “our” refer to Carbon Sciences, Inc.

Introduction

Carbon Sciences is currently developing a technology to mass-produce graphene.  Graphene is a naturally occurring sheet of pure carbon that is only one atom thick.  It is flexible, transparent, impermeable to moisture, strong, and highly conductive.  A Nobel Prize was awarded to the scientists who isolated graphene from graphite in 2010.  Experts believe that graphene is a very versatile material that can enable new applications such as bendable touchscreen displays, rapid charge batteries, super-capacitors, low cost solar cells, extreme high-speed semiconductors, biosensors, as well as water purification.

While the raw materials to make graphene are readily available, the lack of an industrial scale manufacturing process has hindered its commercial use.  Carbon Sciences is currently researching and developing a cost-efficient process to manufacture commercial size sheets of graphene that can be fine-tuned with application-specific electrical and materials properties.  This research is being done through a sponsored research agreement with the University of California, Santa Barbara (“UCSB”).

Market Opportunity

As a newly discovered material, the market for graphene is very much in its infancy.  According to IDTechEx, the market for graphene will grow from around $20 million in 2014 to more than $390 million in 2024 at the materials level.  We anticipated that the market will be split across many application sectors; each attracting a different type of graphene manufactured using different means.  The market today remains dominated by research interest but we believe the composition will change as other market segments such as energy storage and composites grow. We also believe that the value chain will also be transformed, as companies will move up the chain to offer intermediary products, capturing more value and cutting the time to market and uncertainty for end users.

There are two basic approaches to produce graphene: (1) cleave multi-layer graphite, the primary component of pencil lead, into single layer of graphene, or (2) grow it epitaxially by depositing a layer of carbon onto another material through semi-conductor processes such as chemical vapor deposition.   The first approach was discovered by the Nobel Prize winners using simple adhesive tape to peel layers of graphene from graphite. While it produces graphene with the lowest number of defects, its mechanical process does not lend itself to an industrial scale low cost process for large size sheets of graphene.  The second approach is primarily done by extracting carbon atoms from a gas feedstock and chemically bonding those atoms into a single sheet of carbon, i.e. graphene.

Our market opportunity is in the second approach, which we believe is more useful and scalable.

Our Graphene Manufacturing Process

Carbon Sciences is developing a flexible chemical vapor deposition (“CVD”) process that is intended to rapidly produce commercial size sheets of graphene with the ability for in-situ fine-tuning of application-specific electrical and materials properties.

Unlike the "cleaving" of naturally occurring graphene sheets from graphite, a CVD process can chemically synthesize graphene sheets using raw materials such as methane (CH4), the primary component of natural gas.  In a CVD process, carbon atoms are broken off of methane molecules and then reassembled into a pristine sheet of honeycomb graphene lattice.  CVD machines are commercially available and are proven platforms for the high-speed production of materials for the electronics industry.  A graphene specific CVD process would have process and catalyst innovations specifically designed for graphene.

Some of the features and benefits of our process under research and development are:

Features	Benefits
Multi-Layer Growth
A sheet of graphene is one atom thick. Therefore, it cannot be simply picked off the shelf and used at an industrial scale. Our CVD process is intended to produce multiple layers of graphene along with layers of other materials to form a monolithic composite, which could be used for applications such as touch screen displays.

In-Situ Doping
As an integrated graphene fabrication process, we can "dope" the graphene with intentional impurities to modulate its electrical and materials properties. For example, studies have shown that nitrogen-doped graphene exhibits excellent electrochemical performance and is ideally suited for applications such as fuel cells, metal-air batteries and biosensors.

Tunable Sheet Resistance
Different applications have different sheet resistance requirements. For example, touch screens, smart windows and flexible LCDs need a sheet resistance of approximately 200-500 Ohms/sq, while OLED displays and solar cells require less than 50 Ohms/sq. Our process will produce graphene with tunable sheet resistance using novel doping techniques and controlled multi-layer graphene growth.

Tunable Bandgap
Semiconductors are the foundation of all digital electronics. One of the key requirements of a semiconductor is the ability to turn on and off its electron flow, through the modulation of its bandgap. Unfortunately, single sheet graphene has no bandgap and electrons flow through it at light speed. However, it is known that bilayer graphene (two layers) exhibits bandgap under very specific (Bernal or AB) stacking order. Through the precise and controlled processing, we expect to achieve specific stacking order of graphene sheets to produce tunable bandgaps for various semiconductor applications, such as high-speed graphene transistors and circuits.

Business Model

We are in the early stages of researching and developing a graphene manufacturing process.  If successfully developed and commercialized, we plan to license our graphene manufacturing processes to companies that want to use graphene to create specific products.

Research and Development

As of the date of report, our research and development is completely done through a sponsored research agreement (“SRA”) with UCSB, with Professor Kaustav Banerjee as the principal investigator.  This research program is built on the breakthrough graphene manufacturing work that Professor Banerjee and his research group has achieved, which includes fabricating the world’s fastest graphene transistor.  The SRA is a 12-month program that commenced on July 1, 2014 and expires on June 30, 2015.  The total cost to the Company will not exceed $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost was paid and is payable in installments as follows:

    $200,000 on or before July 1, 2014
    $62,577 on October 1, 2014
    $62,577 on January 1, 2015
    $62,576 on April 1, 2015

Research and development expenses for the years ended December 31, 2014 and 2013 totaled $193,865 and $439, respectively.

Intellectual Property

We have filed numerous patent applications with the United States Patent and Trademark Office (“USPTO”) in the course of our business history.  However, patent applications that are not related to the current business focus of graphene have all been abandoned.

We currently do not have any patent applications filed for graphene.  Our SRA with UCSB gives us the first right to review any new inventions arising out of the SRA, and negotiate a license or option agreement for such inventions.

On January 5, 2015, Carbon Sciences formed Transphene, Inc., a Nevada corporation (“Transphene”), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee (“Banerjee”), a director and Chief Technical Officer of Transphene.  Transphene was formed to commercialize any technology that the Company’s licenses out of the SRA.  Carbon Sciences believes that forming Transphene with Banjeree, a scientist and member of the faculty of UCSB with expertise in graphene, enhances the opportunity for Carbon Sciences to develop and commercialize graphene technology.  In consideration for its interest in Transphene, the Company assigned the intellectual property rights acquired by the Company from the SRA to Transphene.  The Company and Banerjee also entered into a Shareholders’ Agreement pursuant to which the Company and Banerjee agreed to (i) vote their shares to elect Mr. William E. Beifuss, President and Chief Executive Officer of the Company, and Banerjee as the directors of Transphene and (ii) not sell or transfer shares until the selling shareholder first offers its shares to the other shareholder.

Competition

The commercial market for graphene is still very much in its infancy, but we believe that the rapidly growing number of graphene related patent application suggests that intellectual property development is very competitive.  Approximately 8,000 graphene-related patents have been filed, evidence of the huge investment and rich pipeline of products under development.  Additionally, the European Union has committed one billion Euros over a decade to research graphene and other 2D materials, while the Korean and United Kingdom governments have each, respectively, committed at least $40 and £24 million in the past two years.

While we believe the graphene process under development at UCSB is unique, there is no guarantee that we are not overlapping other competitive innovations that have not been publicly disclosed.  We will not know for sure the value and protect-ability of our intellectual property until we file patents and prosecute them with patent offices globally.

Employees

We currently have one full-time employee.  We have arrangements with various independent contractors and consultants to meet additional needs, including management, accounting, investor relations, research and development and other administrative functions.

ITEM 1A.                      RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of development and have limited operating history on which you can base an investment decision.

We were formed in August 2006 and have been developing a new technology for commercial use.  We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital.  As a result, our auditor issued an opinion in connection with our December 31, 2014 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing.  Our ability to generate such revenues will depend on whether we can successfully develop, commercialize and license our technology and make the transition from a development stage company to an operating company.  We expect to continue to incur losses.  In making your evaluation of our business, you should consider that we are a start-up business focused on a new technology, are designing solutions that have no proven market acceptance, and operate in a rapidly evolving industry.  As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully commercialize our technology, operate profitably or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

For the period from our inception, August 25, 2006, through December 31, 2014, we incurred an aggregate net loss, and had an accumulated deficit, of $22,154,175.  For the years ended December 31, 2014 and 2013, we incurred net losses of $7,704,843 and $3,497,502.  Our losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our technology.  We believe we will require significant funding to make this transition.  As we do make such transition, we expect our business to grow significantly in size and complexity.  This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources.  As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures.  Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

We may not be able to develop, commercialize or finance the development or commercialization of a graphene manufacturing process, and if developed, we would share 50% of the ownership of it with Professor Kaustav Banjeree in Transphene. Inc.

We are in the early stages of researching and developing a graphene manufacturing process.  There is no assurance that we will be able to successfully develop or commercialize a graphene manufacturing process or any other graphene technology.  Furthermore, our ownership of any such technology would be shared 50% with Professor Kaustav Banjeree in Transphene. Inc.   If successfully developed and commercialized, we plan to license our graphene manufacturing processes to companies that want to use graphene to create specific products.  We may not be able to attract sufficient interest from private equity partners and banks to complete the project.  If we are not able to fund the cost of developing the graphene manufacturing process, we may be forced to scale back our research and development plans.

Sufficient customer acceptance for our technology may never develop or may take longer to develop than we anticipate, and as a result, our revenues and profits, if any, may be insufficient to fund our operations.

The commercial market for graphene is still very much in its infancy.  Sufficient markets may never develop for our technology, may develop more slowly than we anticipate or may develop with economics that are not favorable for us.  The development of sufficient markets for our technology at favorable pricing may be affected by cost competitiveness of our technology, customer reluctance to try new technology and emergence of more competitive technologies.  Because out technology has not yet been used to manufacture graphene, potential customers may be skeptical about product stability, supply availability, quality control and our financial viability, which may prevent them from purchasing our technology or entering into long-term licensing agreements with us.  We cannot estimate or predict whether a market for our technology will develop, whether sufficient demand for our technology will materialize at favorable prices, or whether satisfactory profit margins will be achieved.  If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and adversely impacted.

The ability of our graphene manufacturing process to be utilized on a commercially sustainable basis is unproven, and until we can develop and prove our technology, we likely will not be able to generate or sustain sufficient revenues to continue operating our business.

As previously discussed, the commercial market for graphene is still very much in its infancy.  The research and development that we have conducted to date with respect to our technology have been performed in a limited scale environment, and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis.

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

Our business plan includes, as our main revenue stream, the collection of royalties through licensing our technology intellectual property portfolio that we currently have and will build in the course of our business.  Companies to which we grant licenses may not be able to produce, market, and sell enough products to pay us royalty fees or they may default on the payment of royalties.  We may not be able to achieve profitable operations from collecting royalties from the licensing of our proprietary technology.

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

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering, and management personnel.  Competition for these qualified personnel is intense.  We are highly dependent on our management and key consultants who have been critical to the development of our business.  The loss of the services of key employees and key consultants could have a material adverse effect on our operations.  We do not have an employment agreement with any employees.  Accordingly, there can be no assurance that any employees will remain associated with us.  The efforts of key employees will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services.  If we were to lose key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

Intellectual property development for graphene is very competitive, and failure to obtain the patents for our applications could prevent us from securing royalty payments in the future, if appropriate.

The commercial market for graphene is still very much in its infancy, but the rapidly growing number of graphene related patent application suggests that intellectual property development is very competitive. Approximately 8,000 graphene-related patents have been filed, evidence of the huge investment and rich pipeline of products under development.  Additionally, the European Union has committed one billion Euros over a decade to research on graphene and other 2D materials, while the Korean and United Kingdom governments have each, respectively, committed at least $40 and £24 million in the past two years.

While we believe the graphene process under development at UCSB is unique, there is no guarantee that we are not overlapping other competitive innovations that have not been publicly disclosed.  We will not know for sure the value and protect-ability of our intellectual property until we file patents and prosecute them with patent offices globally.

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing technology.

Our success, competitive position, and future revenues will depend in part on our ability to obtain and maintain patent protection for our methods, processes, and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

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

We anticipate filing patent applications both in the United States and in other countries, as appropriate.  However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our technology by obtaining and defending patents.  These risks and uncertainties include but are not limited to the following:
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

We may become subject to infringement claims or litigation arising out of patents and pending applications of competitors, or additional proceedings initiated by third parties or the United States Patent and Trademark Office (“PTO”) to reexamine the patentability of our licensed patents.  The defense and prosecution of intellectual property suits, PTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others.  An adverse determination in litigation or PTO proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, restrict or prevent us from selling our technology in certain markets, or invalidate or render unenforceable our licensed or owned patents.  Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties.  Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement.  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Of the 241,176,179 shares of our common stock outstanding as of December 31, 2014, approximately 233,527,000 shares are freely tradable without restriction, as of December 31, 2014.  Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.  Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts.  There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors.  If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if its stock price appreciates.

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

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board and OTC-QB Market under the symbol “CABN” since September 28, 2007.  The following table provides, for the periods indicated, the range of high and low bid prices for our common stock.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  Where applicable, the prices set forth below give retroactive effect to our one-for-forty reverse stock split which was effected on May 9, 2011.

Fiscal Year 2012	High	Low
First Quarter	$2.00	$1.01
Second Quarter	1.48	0.66
Third Quarter	1.20	0.62
Fourth Quarter	0.90	0.16

Fiscal Year 2013	High	Low
First Quarter	$0.24	$0.13
Second Quarter	0.14	0.01
Third Quarter	0.02	0.0031
Fourth Quarter	0.02	0.0045

Fiscal Year 2014	High	Low
First Quarter	$0.013	$0.0042
Second Quarter	0.0057	0.002
Third Quarter	0.019	0.0009
Fourth Quarter	0.0098	0.004

As of March 27, 2015 there were 115 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of March 27, 2015, our common stock was held by 115 stockholders of record, and we had 265,976,925 shares of common stock issued and outstanding.  We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.  The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street, Canton, Massachusetts 02021.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	14,560,000	$0.03	-0-

Total	14,560,000	$0.03	2,000,000

(1) Consists of options to purchase a total of 14,100,000 common shares and warrants to purchase a total of 460,000 common shares.

During the fiscal year ended December 31, 2013, we granted a total of 28,000,000 restricted shares of our common stock to two of our consultants.  Each 14,000,000 shares were to vest according to the following schedule of performance goals:

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

After a particular performance goal has been met, the restricted shares associated with that particular performance goal become eligible for vesting (the “Eligible Restricted Shares”).  The Eligible Restricted Shares vest on a monthly basis, based on the following formula:

5% x Prior Monthly Trade Value
Monthly Number of Vested Shares =	------------------------------------------------
Fair Market Value of the Company’s Shares

For the purposes of these restricted stock grant agreements, the Monthly Trade Value of the Company’s Shares means the aggregate sum of the Daily Trade Value in a calendar month.  The Daily Trade Value is defined as the closing trade price of the Company’s Shares multiplied by the daily trade volume.  For example, if the closing trade price was $1.00 and the daily trade volume on that day was 500,000 shares, then the Daily Trade Value for that day would be $500,000.  If the Company’s common stock is no longer publicly traded, then the Board of Directors in good faith shall determine the Monthly Number of Vested Shares.  If the Prior Monthly Trade Value is less than $50,000, then zero Eligible Restricted Shares shall vest for that month.  The monthly vested Shares, if any, shall be issued to the Grantee within five (5) business days after the last day of each month.

During the year ended December 31, 2014, 3,000,000 shares vested for each of the two consultants.  The Company has discontinued its development of a small-scale natural gas-to-liquids (“GTL”) fuel production plant involving the consultants.  Therefore, there will be no further vesting of shares under these restricted stock grant agreements.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6                                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this filing.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this annual report.

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations, and business.  These statements include, among others:

•	statements concerning the potential for benefits that we may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of our expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs;

(i)	aspects of the Company’s business are not proprietary and in general the Company is subject to inherent competition;

(j)	further dilution of existing shareholders’ ownership in Company; and

(k)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company.

There is no assurance that the Company will be profitable.  The Company may not be able to successfully develop, manage, or market its products and services.  The Company may not be able to attract or retain qualified executives and technology personnel.  The Company may not be able to obtain customers for its products or services.  The Company’s products and services may become obsolete.  Government regulation may hinder the Company’s business.  Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

Current Overview

Effective September 16, 2014, Carbon Sciences, Inc. (“Carbon Sciences,” “we,” “us,” “our,” or the “Company”) determined to change the focus of its business from developing a technology to convert natural gas into liquid fuel to developing a technology to mass produce graphene from natural gas.  The technology, which we are developing in conjunction with the University of California, Santa Barbara (“UCSB”) is intended to transform natural gas into commercial size sheets of graphene than be fine-tuned with application-specific electrical and materials properties.

On June 18, 2014, we entered into a Sponsored Research Agreement (the “SRA”) with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSBy and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and will expire on June 30, 2015.  The total cost to the Company will not exceed $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost has been made and is payable in installments as follows:

$200,000 on or before July 1, 2014 (payment made in July 2014)
$62,577 on October 1, 2014 (payment made in October 2014)
$62,577 on January 1, 2015 (payment made in January 2015)
$62,576 on April 1, 2015

In January 2015, we assigned our rights under the SRA to a newly formed 50% owned subsidiary,  Transphene, Inc., the other 50% of which is owned by Professor Kaustav Banjeree, a Professor at UCSB.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3
December 31, 2014:
Derivative liability	$9,476,605	$-	$-	$9,476,605
Convertible notes payable – current	654,199	-	-	654,199
Convertible notes payable – long-term	61,117	-	-	61,117

Total liabilities measured at fair value	$10,191,921	$-	$-	$10,191,921

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

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

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  We adopted the provisions of ASU No. 2014-10 during our third fiscal quarter ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  We have not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on our financial statements.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

General and Administrative Expenses

General and administrative expenses decreased by $59,237 to $411,126 in the year ended December 31, 2014 from $470,363 in the year ended December 31, 2013.  The decrease in general and administrative expenses in the current year is due primarily to a decrease in stock option compensation expense, salaries, and related expenses.

Research and Development Expenses

During the year ended December 31, 2014, we incurred research and development expenses of $193,865, consisting of the amortization for the year of the payments made to date for the SRA, compared to research and development expenses of $439 during the year ended December 31, 2013.  During the year ended December 31, 2014, we eliminated our outside consulting, lab fees, and testing supplies and incurred research and development expenditures totaling $439.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $1,719 to $635 in the year ended December 31, 2014 from $2,354 in the year ended December 31, 2013.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at December 31, 2014.

Other Income (Expense)

Total other expense was $7,099,217 for the year ended December 31, 2014, compared to total other expense of $3,024,346 for the year ended December 31, 2013.  The increase in total other is primarily the result of the loss on change in derivative liability related to our convertible debt of $6,529,219 in the year ended December 31 2014, compared to $2,267,693 in the year ended December 31, 2013.  Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Our interest expense decreased by $165,625 to $600,083 for the year ended December 31, 2014 from $765,708 for the year ended December 31, 2013.  The decrease is the result of certain prior loans being converted to stock or paid in cash and the decrease in amortization of debt discount to interest expense for these loans.

We also recognized a gain on settlement of debt of $18,369 for the year ended December 31, 2014 resulting from the conversion of debt to equity, compared to a loss on settlement of debt of $25,195 for the year ended December 31, 2013.

We impaired the entire carrying amount of our patents and recognized an impairment loss of $1,784 during the year ended December 31, 2014.  We had no such impairment loss during the year ended December 31, 2013.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

Our net loss for the year ended December 31, 2014 was $7,704,843, an increase of $4,207,341 from $3,497,502 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of $10,518,191, compared to a working capital deficit of $3,740,272 as of December 31, 2013.  The increase in the working capital deficit was due primarily to the increase in our non-cash derivative liability.  Our cash balance at December 31, 2014 was $15,447.

During the year ended December 31, 2014, we used net cash of $659,343 in operating activities as a result of our net loss of $7,704,843, non-cash gain on settlement of debt of $18,369, increase in prepaid expenses of $66,835 and decrease in accounts payable of $57,148, partially offset by non-cash expenses totaling $7,057,062, and an increase in accrued expenses and other current liabilities of $130,790.

By comparison, during the year ended December 31, 2013, we used net cash of $256,055 in operating activities as a result of our net loss of $3,497,502 and gain on forgiveness of debt of $20,000, partially offset by non-cash expenses totaling $3,157,942, decrease in prepaid expenses of $9,130, and increases in accounts payable of $32,903 and accrued expenses and other current liabilities of $61,472.

We had no net cash provided by or used in investing activities during the year ended December 31, 2014.  Net cash used in investing activities, comprised of patent expenditures, was $200 during the year ended December 31, 2013.

Net cash provided by financing activities during the year ended December 31, 2014 was $663,408, comprised of proceeds from convertible notes payable of $738,000, partially offset by repayment of convertible notes payable of $74,592.  Net cash provided by financing activities during the year ended December 31, 2013 was $253,380, comprised of proceeds from notes payable of $11,000 and proceeds from convertible notes payable of $242,380.  Our capital needs have primarily been met from the proceeds of equity financings and investor loans, as we are currently in the development stage and have no revenues.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2014, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Byron Elton	61	Chairman of the Board of Directors
William Beifuss, Jr.	69	Director, President, Chief Executive Officer, and Acting Chief Financial Officer

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Byron Elton — Chairman of the Board.  Mr. Elton has been a director of the Company since March 16, 2009.  He served as President and Chief Operating Officer of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing with experience in crafting new business development strategies and building top-flight marketing organizations.  From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles.  From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm.  He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008.  Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada.  His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.  Mr. Elton’s extensive senior level management experience specifically in new business development and partnership strategies made him qualified to serve on the Board of Directors.

William Beifus, Jr. — Director, President, Chief Executive Officer, and Acting Chief Financial Officer.  Mr. Beifuss was appointed to serve as President and Chief Executive Officer of the Company effective May 10, 2013. He was appointed acting Chief Financial Officer of the Company effective May 10, 2013 and a director of the Company effective May 10, 2013.  Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company.  Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013.  From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9.  He served as the interim Chief Financial Officer of Warp 9 from June 2011 to April 2012.  From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company.  He served as a unit committee chairman of Boy Scouts of America.

Daniel Nethercott resigned as a director of the Company, effective January 3, 2015.

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
Board Committees

Audit Committee.  Our board of directors has appointed an audit committee.  As of March 27, 2015, our audit committee is comprised of Byron Elton.  Mr. Elton does not qualify as independent as defined in Rule 4200 of Nasdaq’s listing standards. During our fiscal year ended December 31, 2014, our audit committee was comprised of Daniel Nethercott, who resigned as a director effective January 3, 2015.  Our audit committee is authorized to:
  appoint, compensate, and oversee the work of any registered public accounting firm employed by us;
  resolve any disagreements between management and the auditor regarding financial reporting;
  pre-approve all auditing and non-audit services;
  retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;
  meet with our officers, external auditors, or outside counsel, as necessary; and
  oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

The audit committee held four meetings during fiscal year ended December 31, 2014.

Compensation Committee.  Our compensation committee is comprised of Byron Elton.  During our fiscal year ended December 31, 2014, our compensation committee was comprised of Daniel Nethercott, who resigned as a director effective January 3, 2015.  Our compensation committee is authorized to:
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
Nominating Committee.  Our nominating committee is comprised of Byron Elton.  During our fiscal year ended December 31, 2014, our nominating committee was comprised of Daniel Nethercott, who resigned as a director effective January 3, 2015.  Our nominating committee is authorized to:
  assist the board of directors by identifying qualified candidates for director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of shareholders;
  lead the board of directors in its annual review of its performance;
  recommend to the board director nominees for each committee of the board of directors; and
  develop and recommend to the board of directors corporate governance guidelines applicable to us.
Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2014 with senior management.  The audit committee has also discussed with HJ Associates & Consultants, LLP, Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with HJ the independence of HJ as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for HJ, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Byron Elton

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2014 all Reporting Persons timely complied with all applicable filing requirements.

Significant Consultants

On January 5, 2015, the Company formed Transphene, Inc., a Nevada corporation (“Transphene”), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee, a director and Chief Technical Officer of Transphene.  Transphene was formed to conduct the new business of the Company developing a technology to mass produce graphene from natural gas.  In consideration for its interest in Transphene, the Company assigned the intellectual property rights acquired by the Company from its Research Agreement with the Regents of the University of California, dated June 18, 2014, to Transphene.  The Company and Dr. Banerjee also entered into a Shareholders’ Agreement pursuant to which the Company and Dr. Banerjee agreed to (i) vote their shares to elect Mr. William E. Beifuss and Dr. Banerjee as the directors of Transphene and (ii) not sell or transfer shares until the selling shareholder first offers its shares to the other shareholder.

In addition to the officers and directors identified above, we expect Dr. Banerjee to make significant contributions to our business.

Dr. Kaustav Banerjee — age 42, has been the Chief Technology Officer and a director of Transphene since its inception.  Dr. Banerjee is a Professor of Electrical and Computer Engineering and Director of the Nanoelectronics Research Lab at the University of California, Santa Barbara (“UCSB”).  He has also been an Affiliated Faculty with the California NanoSystems Institute (“CNSI”) and the Institute for Energy Efficiency (“IEE”) at UCSB.  Initially trained as a physicist, he received his Ph.D. degree in electrical engineering and computer sciences (with minors in physics and materials science) from the University of California, Berkeley, in 1999, working with Professor Chenming Hu.  His research interests include nanometer scale issues in complementary metal–oxide–semiconductor (“CMOS”) very-large-scale integration (“VLSI”) as well as emerging nanoelectronics.  He is currently involved in exploring the physics, technology, and applications of low-dimensional nanomaterials for next-generation green electronics, photonics and bioelectronics.  Prior to joining UCSB, he was a research associate at the Center for Integrated Systems at Stanford University (1999-2001).  He has also held a number of summer/visiting positions at Texas Instruments in Dallas, Texas (1993-97), École Polytechnique Fédérale de Lausanne in Switzerland (2001), and the Circuit Research Laboratories, Intel Corporation, Hillsboro, Oregon (2002).  In 2011, Dr. Banerjee was honored with the Friedrich Wilhelm Bessel Research Award by Alexander von Humboldt Foundation in Germany for his outstanding contributions in nanoelectronics.

Termination of Prior Consultants

The Company has discontinued its development of a small-scale natural gas-to-liquids (“GTL”) fuel production plant, and terminated the use of consultants, Archie C. Smith III, Kendall B. Carew, and James E. Leahy.

During the fiscal year ended December 31, 2013, we granted a total of 28,000,000 restricted shares of our common stock to Messrs. Smith and Carew.  Each 14,000,000 shares vested according to a defined schedule of performance goals.  During the year ended December 31, 2014, 3,000,000 shares vested for each of Messrs. Smith and Carew and we recognized total compensation expense of $49,623. There will be no further vesting of shares under these restricted stock grant agreements.

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

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
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

The Elements of Carbon Sciences’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2014, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2014 and 2013 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2014 whose total compensation exceeded $100,000, which we refer to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

William Beifuss, Jr. CEO, President,	2014	-	-	-	-	-	-	60,000	60,000
Acting CFO (2) (3)	2013	-	-	-	60,000	-	-	35,000	95,000
Byron Elton, former CEO, President,	2014	-	-	-	-	-	-	-	-
Acting CFO (4)	2013	12,500	-	-	10,000	-	-	4,000	26,500

(1)	All other compensation consists of consulting fees paid.

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

Employment Agreements

We have a written consulting agreement dated May 31, 2013 with William Beifuss, Jr., our Chief Executive Officer, President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013.  The agreement may be cancelled by either party with 30 days notice.

Grants of Equity Awards – Fiscal Year 2014

We did not grant any equity awards to our Named Executive Officers in fiscal year 2014.

Outstanding Equity Awards

The following table sets forth information with respect to grants of options to purchase our common stock to the Named Executive Officers at December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

William Beifuss, Jr., CEO, President, and Acting CFO(1)	7,200,000	4,800,000	-	$0.006	9/23/2020

Byron Elton, Former CEO, President, and Acting CFO(2)	1,200,000	800,000	-	$0.006	9/23/2020

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

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2014.

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

For compensation paid to directors William Beifuss, Jr. and Byron Elton, see Executive Compensation above.  Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

On June 4, 2013, Daniel Nethercott, a former director who resigned, effective January 3, 2015, was issued a convertible promissory note in the amount of $25,000 in exchange for services.  The maturity date of the note is June 4, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Nethercott has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion.

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

The board of directors may, insofar as permitted by law, from time to time, suspend or terminate the 2011 Plan or revise or amend it in any respect whatsoever, except that without the approval of our stockholders, no such revision or amendment will (i) increase the number of shares subject to the 2011 Plan, (ii) reduce the exercise price of outstanding options or effect repricing through cancellations and re-grants of new options, (iii) materially increase the benefits to participants, (iv) materially change the class of persons eligible to receive grants under the 2011 Plan; (v) decrease the exercise price of any grant  to below 100% of the fair market value on the date of grant; or (vi) extend the term of any options beyond that provided in the 2011 Plan; provided, however, no such action will alter or impair the rights and obligations under any option, or stock award, or restricted stock purchase offer outstanding as of the date thereof without the written consent of the participant thereunder.  As of the date of this report, 100,000 stock options are currently outstanding under our 2011 Plan.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2015, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 18, 2015 upon the exercise of options, warrants or convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 18, 2015 have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent (1)

Executive Officers and Directors:
William Beifuss (2)	10,075,375	3.66%
Byron Elton (3)	1,582,500	0.59%
Daniel Nethercott (4)	6,250	*

All Executive Officers and Directors as a Group (3 persons)	11,664,125	4.22%

* Less than 1%.

(1)	Based upon 260,090,647 shares issued and outstanding as of March 18, 2015.

(2)	Includes 9,120,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 18, 2015.

(3)	Includes 1,520,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 18, 2015.

(4)	Mr. Nethercott resigned as a director effective January 3, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On December 31, 2012, we entered into a convertible promissory note with Byron Elton, the Chairman of our Board of Directors and our former Chief Executive Officer, in exchange for services valued at $185,852.  The maturity date of the note is December 31, 2015 and the note bears interest at a rate of 5% per annum.  The maturity date of the note is December 31, 2015  Mr. Elton has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  Accrued interest payable on the note was $18,585 at December 31, 2014.

On June 4, 2013, Daniel Nethercott, a former director who resigned effective January 3, 2015, was issued a convertible promissory note in the amount of $25,000 in exchange for services.  The maturity date of the note is June 4, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Nethercott has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion.  Accrued interest payable on the note was $1,969 at December 31, 2014.

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

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by us to HJ Associates & Consultants, LLP during fiscal years 2014 and 2013 for the audits of our annual financial statements totaled $52,000 and $41,000, respectively.

Audit-Related Fees

We incurred no audit-related fees during 2014 and 2013 to HJ Associates & Consultants, LLP.

Tax Fees

We incurred fees of $950 and $941 to HJ Associates & Consultants, LLP for tax compliance services for the years ended December 31, 2014 and December 31, 2013, respectively.

All Other Fees

There were no fees billed to us by HJ Associates & Consultants, LLP for services other than the services described above under “Audit Fees,”  “Audit-Related Fees”  and “Tax Fees” during the years ended December 31, 2014 and 2013.

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

As of the date of this filing, our current policy is to not engage HJ Associates & Consultants, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services.  The policy provides that we engage HJ Associates & Consultants, LLP to provide audit, tax compliance, and other assurance services, such as review of SEC reports or filings.

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

10.12
Consulting Agreement between Carbon Sciences, Inc. and William Beifuss, dated May 31, 2013 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.13	Shareholders’ Agreement for Transhpene, Inc., dated January 5, 2015 (Incorporated by reference to the Company’s Report on Form 8K filed on January 8, 2015)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carbon Sciences, Inc.

Date: March 27, 2015	By:	/s/ William Beifuss, Jr.
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ William Beifuss, Jr. William Beifuss, Jr.	DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, AND ACTING CHIEF FINANCIAL OFFICER	March 27, 2015

/s/ Byron Elton Byron Elton	CHAIRMAN OF THE BOARD OF DIRECTORS	March 27, 2015

CARBON SCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of Carbon Sciences, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/c/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 27, 2015

CARBON SCIENCES, INC.
BALANCE SHEETS
	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$15,447	$11,382
Prepaid expenses	70,593	3,758
Total current assets	86,040	15,140

PROPERTY AND EQUIPMENT, NET	547	1,182

OTHER ASSETS - Patents	-	1,784
Total assets	$86,587	$18,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$160,270	$217,418
Accrued expenses and other current liabilities	5,223	11,137
Accrued interest, notes payable	141,434	64,340
Derivative liability	9,476,605	2,811,962
Convertible notes payable, net of beneficial conversion feature of $0 and $8,849, respectively	166,500	157,651
Convertible notes payable, net of discount of $191,265 and $226,445, respectively	654,199	492,904
Total current liabilities	10,604,231	3,755,412

LONG-TERM LIABILITIES
Convertible notes payable, net of discount of $253,883	61,117	-
Convertible notes payable	25,000	25,000
Total long-term liabilities	86,117	25,000

Total liabilities	10,690,348	25,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 241,186,179 and 72,134,930 shares issued and outstanding	241,186	72,135
Additional paid-in capital	11,309,228	10,614,891
Accumulated deficit	(22,154,175)	(14,449,332)
Total stockholders’ deficit	(10,603,761)	(3,762,306)
Total liabilities and stockholders’ deficit	$86,587	$18,106

See notes to financial statements

CARBON SCIENCES, INC.
STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative	411,126	470,363
Research and development	193,865	439
Depreciation and amortization	635	2,354

Total operating expenses	605,626	473,156

LOSS FROM OPERATIONS	(605,626)	(473,156)

OTHER INCOME (EXPENSE):
Rental income	13,500	14,250
Impairment of intangible assets	(1,784)	-
Gain (loss) on settlement of debt	18,369	(25,195)
Gain on forgiveness of debt	-	20,000
Loss on change in derivative liability	(6,529,219)	(2,267,693)
Interest expense	(600,083)	(765,708)

Total other income (expense)	(7,099,217)	(3,024,346)

LOSS BEFORE INCOME TAXES	(7,704,843)	(3,497,502)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,704,843)	$(3,497,502)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	158,606,001	27,969,047

See notes to financial statements

CARBON SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2014 AND 2013
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	-	$-	11,576,680	$11,577	$9,814,228	$(10,951,830)	$(1,126,025)

Contribution of note payable to capital	-	-	-	-	28,621	-	28,621

Contribution of accrued interest to capital	-	-	-	-	7,175	-	7,175

Beneficial conversion feature for convertible notes payable	-	-	-	-	123,380	-	123,380

Issuance of common stock pursuant to price protection agreement	-	-	592,780	593	(593)	-	-

Issuance of common stock for conversion of notes payable and accrued interest payable (12,020,445 shares issued at fair value at $0.0035 - $0.013 per share)	-	-	12,020,445	12,020	142,794	-	154,814

Issuance of common stock for conversion of notes payable and accrued interest payable (6,939,995 shares issued at fair value at $0.0035 - $0.012 per share)	-	-	6,939,995	6,940	52,188	-	59,128

Issuance of common stock for conversion of notes payable and accrued interest payable (23,090,000 shares issued at fair value at $0.0069 - $0.012 per share)	-	-	23,090,000	23,090	203,161	-	226,251

Issuance of common stock for conversion of notes payable and accrued interest payable (17,915,030 shares issued at fair value at $0.006 - $0.012 per share)	-	-	17,915,030	17,915	142,182	-	160,097

Stock compensation cost	-	-	-	-	101,755	-	101,755

Net loss	-	-	-	-	-	(3,497,502)	(3,497,502)

Balance at December 31, 2013	-	-	72,134,930	72,135	10,614,891	(14,449,332)	(3,762,306)

CARBON SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2014 AND 2013 (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Issuance of common stock for conversion of notes payable and accrued interest payable (44,783,036 shares issued at fair value at $0.0017 - $0.0041 per share)	-	-	44,783,036	44,783	127,324	-	172,107

Issuance of common stock for conversion of notes payable (54,697,929 shares issued at fair value at $0.00294 per share)	-	-	54,697,929	54,698	197,655	-	252,353

Issuance of common stock for conversion of notes payable and accrued interest payable (63,570,284 shares issued at fair value at $0.00045 per share)	-	-	63,570,284	63,570	288,910	-	352,480

Issuance of common stock for accrued services pursuant to restricted stock awards (6,000,000 shares issued at fair value at $.0098 - $0.007 per share)	-	-	6,000,000	6,000	43,623	-	49,623

Stock compensation cost	-	-	-	-	36,825	-	36,825

Net loss	-	-	-	-	-	(7,704,843)	(7,704,843)

Balance at December 31, 2014	-	$-	241,186,179	$241,186	$11,309,228	$(22,154,175)	$(10,603,761)

See notes to financial statements

CARBON SCIENCES, INC.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,704,843)	$(3,497,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	2,354
Stock compensation cost	36,825	101,755
Impairment of intangible assets	1,784	-
(Gain) loss on settlement of debt	(18,369)	25,195
Gain on forgiveness of debt	-	(20,000)
Notes payable issued for services	-	66,150
Amortization of debt discount and beneficial conversion feature recorded to interest expense	488,599	694,795
Loss on change in derivative liability	6,529,219	2,267,693
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(66,835)	9,130
Increase (decrease) in:
Accounts payable	(57,148)	32,903
Accrued expenses and other current liabilities	130,790	61,472
NET CASH USED IN OPERATING ACTIVITIES	(659,343)	(256,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	-	(200)
NET CASH USED IN INVESTING ACTIVITIES	-	(200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	738,000	242,380
Proceeds from notes payable	-	11,000
Repayment of convertible notes payable	(74,592)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	663,408	253,380

NET INCREASE (DECREASE) IN CASH	4,065	(2,875)
CASH, BEGINNING OF THE YEAR	11,382	14,257

CASH, END OF THE YEAR	$15,447	$11,382

See notes to financial statements

CARBON SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

1.  ORGANIZATION AND LINE OF BUSINESS

Organizational History

Carbon Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc.  On April 2, 2007, the Company changed its name to Carbon Sciences, Inc.

Overview of Business

The Company was initially in the business of offering real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name.  We are currently developing a technology to mass-produce graphene.  Graphene is a naturally occurring sheet of pure carbon that is only one atom thick.  It is flexible, transparent, impermeable to moisture, strong and highly conductive. Experts believe that graphene is a very versatile material that can enable new applications such as bendable touchscreen displays, rapid charge batteries, super-capacitors, low cost solar cells, extreme high-speed semiconductors, biosensors, as well as water purification.  We are currently researching and developing a cost-efficient process to manufacture commercial size sheets of graphene that can be fine-tuned with application-specific electrical and materials properties.  This research is done through a sponsored research agreement with the University of California, Santa Barbara (“UCSB”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through December 31, 2014, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Revenue Recognition
We will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  To date, we have had no revenues.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, the fair value of stock options and derivative liabilities.  Actual results could differ from those estimates.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over the following estimated useful lives:

Computer equipment	3 Years
Machinery and equipment	7 Years

Depreciation expense for the years ended December 31, 2014 and 2013 was $635 and $2,354, respectively.

Patents and Impairment of Long-Lived Assets
Our intangible assets that have finite lives have consisted of patents, the cost of which was amortized over the estimated legal life of 15 years.  During the year ended December 31, 2014, we reviewed the capitalized costs of our pending patents for impairment and determined that due to a change in our business plan, the carrying amount exceeded the fair value.  We impaired the entire carrying amount, and recognized an impairment loss of $1,784 during the year ended December 31, 2014.  As of December 31, 2014, we had no issued or pending patents.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2014 and 2013, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3
December 31, 2014:
Derivative liability	$9,476,605	$-	$-	$9,476,605
Convertible notes payable - current	654,199	-	-	654,199
Convertible notes payable – long-term	61,117	-	-	61,117

Total liabilities measured at fair value	$10,191,921	$-	$-	$10,191,921

December 31, 2013:
Derivative liability	$2,811,962	$-	$-	$2,811,962
Convertible notes payable	492,904	-	-	492,904

Total liabilities measured at fair value	$3,304,866	$-	$-	$3,304,866

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

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $193,865 and $439 for the years ended December 31, 2014 and 2013, respectively.

Advertising Costs
We expense the cost of advertising and promotional materials when incurred.  We incurred no advertising costs for the years ended December 31, 2014 and 2013.

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

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  We adopted the provisions of ASU No. 2014-10 during our third fiscal quarter ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  We have not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on our financial statements.

3.  CAPITAL STOCK

At December 31, 2014, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, with $0.001 par value.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the year ended December 31, 2014, we issued a total of 169,051,249 shares of common stock at fair value.  We issued 163,051,249 shares in conversion of $230,385 of convertible promissory notes, accrued interest payable of $9,987, derivative liability of $602,576 and reduction of debt discount of $47,639. We recognized a gain of $18,369 on the conversion of the notes.  We also issued a total of 6,000,000 shares of common stock for accrued consulting services of $49,623 pursuant to a restricted stock grant.

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

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

As of December 31, 2014, our Board of Directors granted a total of 14,100,000 non-qualified stock options to purchase 14,100,000 shares of common stock to our employees, officers, and consultants.  Stock-based compensation expense included in general and administrative expense was $36,825 and $101,755 for the years ended December 31, 2014 and 2013, respectively.

In September 2013, the Board of Directors granted a total of 14,000,000 non-qualified stock options to our former chief executive officer and our current chief executive officer to purchase a total of 14,000,000 shares at an exercise price of $0.006 per share.  The options vest over a period of 25 months beginning in October 2013 and are exercisable for a period of seven years from the date of grant.  As of December 31, 2014, unrecognized stock-based compensation expense was approximately $28,000.

A summary of the Company’s stock option awards as of December 31, 2014, and changes during the years ended December 31, 2014 and 2013 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	1,137,500	$2.39
Granted	14,000,000	$0.006
Exercised	-	$-
Forfeited or expired	(1,037,500)	$2.44

Outstanding at December 31, 2013	14,100,000	$0.019	6.72	$56,000
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at December 31, 2014	14,100,000	$0.019	5.72	$-

Exercisable at December 31, 2014	8,500,000	$0.03	5.72	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0045 as of December 31, 2014, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of December 31, 2014, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

Restricted Stock Awards

On September 12, 2013 and as amended on October 24, 2013, two consultants were each granted restricted stock awards for 14,000,000 shares of our common stock (the “RSAs”).  The shares were to vest upon reaching certain defined milestones related to our development and construction of a gas-to-liquid plant.  Total compensation deferred at December 31, 2013 to be recognized as the shares vest, calculated using the closing market price of our common stock on the date of grant, was $137,200.

During the year ended December 31, 2014, 3,000,000 shares vested for each of the two consultants and we recognized total compensation expense of $49,623.  We have discontinued our development of the gas-to-liquid plant involving the consultants.  Therefore, there will be no further vesting of shares and recognition of compensation expense under RSAs.

5.  NOTES PAYABLE

During the year ended December 31, 2013, the Company issued short-term promissory notes totaling $77,620: $11,000 for cash, $40,470 in payment of accounts payable and $26,150 issued for services.  All of these notes were subsequently exchanged for convertible notes payable (Note 6) during the year ended December 31, 2013.

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

We subsequently entered into three additional securities purchase agreements with the same lender on July 8, 2013, September 16, 2013 and January 6, 2014 for the issuance of three 8% promissory notes in the aggregate principal amounts of $42,500, $32,500 and $63,000, respectively.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of $58% multiplied by a defined market price, representing a discount of 42%.  The market price is defined as the average of the lowest three trading prices for our common stock during a ten trading day period ending on the latest complete trading day prior to the conversion date.

During the year ended December 31, 2014, the July 8, 2013 note was fully converted into shares of our common stock, extinguishing a total of $42,500 in principal and $1,700 in accrued interest.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $15,399.

During the year ended December 31, 2014, the September 16, 2013 note was fully converted into shares of our common stock, extinguishing a total of $32,500 in principal and $1,300 in accrued interest.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $19,973.

During the year ended December 31, 2014, the January 6, 2014 note was partially converted into shares of our common stock, extinguishing a total of $16,325 in principal.  We paid in cash the remaining $46,675 in principal and $18,325 in accrued interest and early payment penalties.

We recorded a debt discount of $63,000 related to the conversion feature of the January 6, 2014 note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of the debt discount was recorded to interest expense in the amount of $63,000.

Securities Purchase Agreement - $299,212

On December 12, 2012, we exchanged certain promissory notes in the aggregate amount of $327,500 for convertible promissory notes.  We entered into securities purchase agreements for the sale of 10% convertible promissory notes in the aggregate principal amount of $327,500, which were convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date.  The notes were to mature one year from the effective date of the note.  We recorded a debt discount of $327,500 related to the conversion feature of the note, along with a derivative liability at inception.  During 2013, the principal sum of $62,000, plus accrued interest was transferred to another investor, and a total of $36,057 principal and $886 accrued interest were converted into shares of our common stock.  During 2013, the remaining debt discount of $312,740 was amortized to interest expense.

Effective October 24, 2013, the remaining principal balance of the notes discussed in the preceding paragraph totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212, which matured on October 24, 2014.  The new note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date.  During the year ended December 31, 2013, a total of $16,750 principal and $1,631 accrued interest were converted into shares of our common stock, resulting in a principal balance of $282,462 payable at December 31, 2013.  During the year ended December 31, 2014, a total of $49,450 principal and $6,986 accrued interest were converted into shares of our common stock, resulting in a principal balance of $233,012 payable at December 31, 2014.  The maturity date of the note was extended to June 30, 2015.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. One of the notes with a principal balance of $25,980 at December 31, 2014 matured on December 31, 2014 and is currently in default. The other two notes mature on December 31, 2015.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, along with a derivative liability at inception.  During the years ended December 31, 2014 and 2013, total amortization was recorded to interest expense in the amounts of $120,958 and $118,993, respectively.

Securities Purchase Agreement - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  The maturity dates have been extended to June 30, 2015.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes.  During the years ended December 31, 2014 and 2013, total amortization was recorded to interest expense in the amounts of $8,849 and $31,151, respectively.

Securities Purchase Agreement - $335,000

On October 8, 2012, we received proceeds of $75,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $335,000 with a 10% Original Issue Discount (OID) of $35,000 (the “$335,000 SPA”).  The principal amount of $83,750 outstanding on the note as of December 31, 2012 included the payment of $75,000 plus the unamortized original issue discount of $8,750.  We recorded a debt discount of $54,843 related to the conversion feature of the note and $8,750 related to the original issue discount, along with a derivative liability at inception.  During 2013, the principal sum of $80,844 was converted into shares of our common stock.  The remaining principal balance of $2,906 and accrued interest payable of $4,188 were transferred to and included in a new note payable to this lender.  During 2013, the balance of the debt discount of $43,283 was fully amortized to interest expense.

On February 27, 2013, we received additional proceeds of $25,000 on this securities purchase agreement, with an original issue discount of $2,917 for total principal owed of $27,917.  We recorded a debt discount of $25,403 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  Total principal of $7,239 was also transferred from another note to this note.  During the year ended December 31, 2013, total principal balance of $11,284 was converted into shares of our common stock and total amortization of debt discount was recorded to interest expense in the amount of $23,266.  During the year ended December 31, 2014, the remaining principal balance of $25,122 and accrued interest of $1,250 were converted into shares of our common stock and the remaining debt discount of $2,137 was amortized to interest expense.

On December 10, 2013, we received proceeds of $25,000 pursuant to the $335,000 SPA, with an original issue discount of $4,313 for total principal owed of $29,313.  We recorded a debt discount of $29,313 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.   During the year ended December 31, 2014, the note was fully converted into shares of our common stock, extinguishing $29,313 in principal.  During the year ended December 31, 2014, amortization of debt discount to interest expense was $27,627.

On February 20, 2014, we received proceeds of $30,000 pursuant to the $335,000 SPA, with an original issue discount of $5,175 for total principal owed of $35,175.  We recorded a debt discount of $35,175 related to the conversion feature of the note and the original issue discount, along with a derivative liability at inception.  During the year ended December 31, 2014, the note was fully converted into shares of our common stock, extinguishing $35,175 in principal.  During the year ended December 31, 2014, amortization of debt discount to interest expense was $35,175.

On June 25, 2014, we received proceeds of $25,000 pursuant to the $335,000 SPA, with an original issue discount of $2,917 for total principal owed of $27,917.  During the year ended December 31, 2014, the note was fully paid in cash, extinguishing $27,917 in principal.  During the year ended December 31, 2014, amortization of debt discount to interest expense was $27,917.

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

Securities Purchase Agreement - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matured six months from the effective date.  The maturity date of the note was extended to June 30, 2015.  We recorded a debt discount of $97,000 related to the beneficial conversion feature of the note.  During 2013, the debt discount of $97,000 was fully amortized to interest expense.

Securities Purchase Agreement – Services of $25,000

On June 4, 2013, we entered into a convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000. We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $25,000, which is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date, or June 4, 2016.

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

Securities Purchase Agreement - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2015.  We recorded a debt discount of $2,536 related to the beneficial conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2014 and 2013, total amortization was recorded to interest expense in the amounts of $1,459 and $1,077, respectively.

Securities Purchase Agreement - $250,000

On October 8, 2012, we entered into to a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $250,000.  The notes are convertible into shares of common stock of the Company at a price equal to the lesser of $0.006 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The notes matured six months from the effective date of each advance.  The maturity dates of the notes were extended to June 30, 2015.

The lender previously advanced a total of $11,000 in August and September 2013 that was transferred to this agreement.  We recorded a debt discount of $11,000 along with a derivative liability upon transfer.  During the years ended December 31, 2014 and 2013, amortization of debt discount to interest expense was $5,863 and $5,137, respectively.

On October 21, 2013, we received additional proceeds of $22,000 on this securities purchase agreement.  We recorded a debt discount of $22,000 along with a derivative liability at inception.  During the years ended December 31, 2014 and 2013, amortization of debt discount to interest expense was $13,418 and $8,582, respectively.

On November 22, 2013, we received additional proceeds of $25,000 on this securities purchase agreement.  We recorded a debt discount of $25,000 along with a derivative liability at inception.  During the years ended December 31, 2014 and 2013, amortization of debt discount to interest expense was $19,613 and $5,387, respectively.

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

On April 18, 2014, we received proceeds of $60,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $28,139, resulting in a remaining discount of $31,861 at December 31, 2014.

On May 20, 2014, we received proceeds of $45,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $18,443, resulting in a remaining discount of $26,557 at December 31, 2014.

On June 30, 2014, we received proceeds of $200,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $67,153, resulting in a remaining discount of $132,847 at December 31, 2014.

On July 18, 2014, we received proceeds of $25,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $7,559, resulting in a remaining discount of $17,441 at December 31, 2014.

On August 6, 2014, we received proceeds of $65,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $17,404, resulting in a remaining discount of $47,596 at December 31, 2014.

On August 18, 2014, we received proceeds of $25,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $6,148, resulting in a remaining discount of $18,852 at December 31, 2014.

On September 9, 2014, we received proceeds of $56,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $11,569, resulting in a remaining discount of $44,431 at December 31, 2014.

On October 8, 2014, we received proceeds of $24,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $3,679, resulting in a remaining discount of $20,321 at December 31, 2014.

Securities Purchase Agreement - $500,000

On October 1, 2014, we entered into a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $500,000 (the “October 2014 $500,000 SPA”).  The advance amounts received are at the lender’s discretion.  The notes are convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The notes mature eighteen months from the effective date of each advance.

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $10,794, resulting in a remaining discount of $54,206 at December 31, 2014.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $2,962, resulting in a remaining discount of $27,038 at December 31, 2014.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $1,004, resulting in a remaining discount of $23,996 at December 31, 2014.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at December 31, 2014 are as follows:

Stock price on the valuation date	$0.0045
Conversion price for the debt	$0.0045 - $0.005
Dividend yield	0.00%
Years to maturity	0.89 – 1.44
Risk free rate	.14% - .46%
Expected volatility	176.60% - 326.86%

The value of the derivative liability balance at December 31, 2014 and 2013 was $9,476,605 and $2,811,962, respectively.  These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  Based on the assumptions used to estimate the fair value of the derivate liability at December 31, 2014 and assuming all lenders convert the notes payable at the December 31, 2014 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

During the years ended December 31, 2014 and 2013, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2012	$753,971
Elimination of liability on conversion	(430,781)
Change in fair value	2,488,772

Derivative liability at December 31, 2013	2,811,962
Elimination of liability on conversion	(602,576)
Change in fair value	7,267,219

Derivative liability at December 31, 2014	$9,476,605

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $18,369 for the year ended December 31, 2014.  The total loss on settlement of debt related to the conversion of notes payable into shares of our common stock was $25,195 for the year ended December 31, 2013.

7.  RESEARCH AGREEMENT

On June 18, 2014, the Company entered into a Sponsored Research Agreement (the “SRA”) with the University of California, Santa Barbara campus (“UCSB”), pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and will expire on June 30, 2015.  The total cost to the Company will not exceed $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost has been made and is payable in installments as follows:

$200,000 on or before July 1, 2014
$62,577 on October 1, 2014
$62,577 On January 1, 2015
$62,576 on April 1, 2015

The Company amortizes the payments over the life of the contract.  As of December 31, 2014, $68,712 was included in prepaid expenses related to the contract and $193,865 was included in research and development expenses related to the contract.

8.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2014 and 2013, we paid no amounts for income taxes.

During the years ended December 31, 2014 and 2013, we paid interest of $18,983 and $4,333, respectively.

During the year ended December 31, 2014, the Company had the following non-cash investing and financing activities:

The Company issued a total of 163,051,249 shares of common stock in conversion of $230,385 in convertible notes payable, plus $9,987 of accrued interest payable, increasing common stock by $163,051, increasing additional paid-in capital by $613,889, decreasing debt discount by $47,639 and decreasing derivative liability by $602,576.

The Company increased debt discount and derivative liability by $738,000 for the issuance of new convertible debt.

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

9.  INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 43% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2014	2013
Income tax benefit at statutory rate	$(3,313,100)	$(1,503,900)
State income taxes, net of federal benefit	(300)	(300)
Depreciation	200	800
Non deductible stock deductions	3,046,900	1,335,100
Other	(3,000)	36,800
Valuation allowance	269,300	131,500

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carryforward	$3,471,200	$3,204,900
Research and development credit carryforward	100,100	100,000
Related party accrued expenses	8,800	4,300
Accrued compensated absences	600	2,400
Deferred tax liability:
Depreciation	-	(200)

Valuation allowance	(3,580,700)	(3,311,400)

	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of December 31, 2014, we recorded a valuation allowance of $3,580,700 against net current deferred tax.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2014, we had a net operating loss carryforward available to offset future taxable income of approximately $8,072,000, which begins to expire at dates that have not been determined.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2014 and 2013, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense).  As of December 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions.

10.  RELATED PARTY TRANSACTIONS

See Notes 5 and 6 for discussion of notes payable and convertible notes payable with related parties, including multiple lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of December 31, 2014 and 2013, with accrued interest payable of $18,585 and $9,293 as of December 31, 2014 and 2013, respectively.  The note matures on December 31, 2015.

On June 4, 2013, we entered into a convertible note with a former member of our Board of Directors in exchange for services valued at $25,000.  As of December 31, 2014 and 2013, the principal balance of this related party note was $25,000, with accrued interest payable of  $1,969 and $719, respectively.  The note matures on June 4, 2016.

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

11.  OPERATING LEASE

We extended our facility lease for a period of five years, expiring on September 30, 2017.  The base rent for the period of October 1, 2012 to September 30, 2013 is $2,884 per month, and for the remaining period commencing on October 1, 2013 to September 30, 2017 the base rent will be $2,971 per month. Rent expense for the years ended December 31, 2014 and 2013 was $58,306 and $53,045, respectively.

12.  CONSULTING AGREEMENTS

We have a written consulting agreement dated May 31, 2013 with William Beifuss, Jr., our Chief Executive Officer, President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013.  The agreement may be cancelled by either party with 30 days notice.

On December 5, 2014, we entered into an agreement for consulting services with Mitr Consulting Corporation (the “Consultant”).  The Consultant will provide services to the Company in the development of technology for the manufacture of graphene and related applications.  The Consultant will be paid a monthly fee of $5,000.  The agreement will continue on a month-to-month basis until terminated by either party with a 30-day prior written notice.

12.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On January 5, 2015, the Company formed Transphene, Inc., a Nevada corporation (“Transphene”), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee (“Banerjee”), a director and Chief Technical Officer of Transphene.  Transphene is formed to conduct the new business of the Company developing a technology to mass produce graphene from natural gas.  In consideration for its interest in Transphene, the Company assigned the intellectual property rights acquired by the Company from its Research Agreement with the Regents of the University of California, dated June 18, 2014, to Transphene.

The Company and Banerjee also entered into a Shareholders’ Agreement pursuant to which the Company and Banerjee agreed to (i) vote their shares to elect Mr. William E. Beifuss and Banerjee as the directors of Transphene and (ii) not sell or transfer shares until the selling shareholder first offers its shares to the other shareholder.

In January 2015, we made the third payment of $62,577 due under the SRA discussed in Note 7.

Subsequent to December 31, 2014, we issued lenders a total of 24,790,746 shares of our common stock for the conversion of debt principal of $9,200 and accrued interest of $1,956.

We received proceeds of $92,000 in January 2015 and $30,000 in February 2015 from convertible promissory notes payable.

Subsequent to December 31, 2014, the maturity dates of certain convertible promissory notes were extended to various dates in 2015.