Form 10-Q
period 2015-03-31
Carbon Sciences, Inc.
filed 2015-05-13
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of registrant’s common stock outstanding, as of May 13, 2015 was 279,353,850.

CARBON SCIENCES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Balance Sheets
	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$10,982	$15,447
Prepaid expenses	57,590	70,593
Total current assets	68,572	86,040

PROPERTY AND EQUIPMENT, NET	495	547
Total assets	$69,067	$86,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$186,974	$160,270
Accrued expenses and other current liabilities	5,488	5,223
Accrued interest, notes payable	170,285	141,434
Derivative liability	30,213,714	9,476,605
Convertible notes payable	166,500	166,500
Convertible notes payable, net of discount of $241,442 and $191,265, respectively	760,922	654,199
Total current liabilities	31,503,883	10,604,231

LONG-TERM LIABILITIES:
Convertible notes payable, net of discount of $237,615 and $253,883, respectively	58,385	61,117
Convertible note payable	25,000	25,000
Total long-term liabilities	83,385	86,117

Total liabilities	31,587,268	10,690,348

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 279,353,850 and 241,186,179 shares issued and outstanding, respectively	279,353	241,186
Additional paid-in capital	11,609,361	11,309,228
Deficit accumulated during the development stage	(43,406,915)	(22,154,175)
Total stockholders’ deficit	(31,518,201)	(10,603,761)
Total liabilities and stockholders’ deficit	$69,067	$86,587

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative	116,269	171,750
Research and development	96,932	-
Depreciation and amortization	52	279

Total operating expenses	213,253	172,029

LOSS FROM OPERATIONS	(213,253)	(172,029)

OTHER INCOME (EXPENSE):
Rental income	8,365	6,000
Gain on settlement of debt	2,600	14,716
Gain (loss) on change in derivative liability	(20,900,435)	1,159,363
Interest expense	(150,017)	(135,441)

Total other income (expense)	(21,039,487)	1,044,638

INCOME (LOSS) BEFORE INCOME TAXES	(21,252,740)	872,609

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(21,252,740)	$872,609

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.08)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	259,287,992	94,529,019

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,252,740)	$872,609
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	279
Stock compensation cost	8,400	10,335
(Gain) loss on settlement of debt	(2,600)	(14,716)
Amortization of debt discount and beneficial conversion feature recorded to interest expense	118,091	115,435
(Gain) loss on change in derivative liability	20,900,435	(1,159,363)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	13,003	(20,746)
Increase in:
Accounts payable	26,704	36,095
Accrued expenses and other current liabilities	32,190	67,430

NET CASH USED IN OPERATING ACTIVITIES	(156,465)	(92,642)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	152,000	93,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	152,000	93,000

NET INCREASE (DECREASE) IN CASH	(4,465)	358
CASH, BEGINNING OF THE PERIOD	15,447	11,382

CASH, END OF THE PERIOD	$10,982	$11,740

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2015
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

In January 2015, we formed Transphene, Inc. to hold 50% ownership in the technology developed through a research agreement (Note 8).  Through March 31, 2015, there have been no financial transactions in Transphene and no impact on our financial statements.

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

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  To date, the Company has had no operating revenues.

Index

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income (Loss) per Share Calculations
The Company adopted the accounting pronouncement for income (loss) per share, which dictates the calculation of basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2015 and 2014.

Research and Development

Research and development costs are expensed as incurred.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2015 and December 31, 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Index

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015 and 2014:

	Total	Level 1	Level 2	Level 3
March 31, 2015:
Derivative liability	$30,213,714	$-	$-	$30,213,714
Convertible notes payable, net - current	760,922	-	-	760,922
Convertible notes payable, net - long-term	58,385	-	-	58,385

Total liabilities measured at fair value	$31,033,021	$-	$-	$31,033,021

December 31, 2014:
Derivative liability	$9,476,605	$-	$-	$9,476,605
Convertible notes payable, net - current	654,199			654,199
Convertible notes payable, net - long term	61,117	-	-	61,117

Total liabilities measured at fair value	$10,191,921	$-	$-	$10,191,921

Derivative Liability

We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the three months ended March 31, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Reclassifications

Certain amounts in the condensed financial statements for the three months ended March 31, 2014 have been reclassified to conform to the presentation for the three months ended March 31, 2015.

3.  CAPITAL STOCK

At March 31, 2015, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the three months ended March 31, 2015, the Company issued a total of 38,167,671 shares of common stock at fair value in conversion of $14,100 of convertible promissory notes and accrued interest payable of $3,074.  In connection with the debt conversion, the Company increased common stock by $38,167 and additional paid-in capital by $291,733, reduced the derivative liability by $315,326 and recognized a gain of $2,600 on conversion of the notes.

Index

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of March 31, 2015, the Board of Directors of the Company granted non-qualified stock options exercisable for a total of 14,100,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $8,400 and $10,335 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, unrecognized stock-based compensation expense was approximately $19,600.

A summary of the Company’s stock option awards as of March 31, 2015, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	14,100,000	$0.019
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2015	14,100,000	$0.019	5.48	$84,000

Exercisable at March 31, 2015	10,180,000	$0.024	5.47	$60,480

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.012 as of March 31, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of March 31, 2015 and December 31, 2014, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

5.  CONVERTIBLE NOTES PAYABLE

Securities Purchase Agreement - $299,212

On December 12, 2012, we exchanged certain promissory notes in the aggregate amount of $327,500 for convertible promissory notes.  We entered into securities purchase agreements for the sale of 10% convertible promissory notes in the aggregate principal amount of $327,500, which were convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date.  The notes were to mature one year from the effective date of the note.  We recorded a debt discount of $327,500 related to the conversion feature of the note, which has been fully amortized to interest expense, along with a derivative liability at inception.  During 2013, the principal sum of $62,000, plus accrued interest was transferred to another investor.

Index

Effective October 24, 2013, the remaining principal balance of the notes discussed in the preceding paragraph totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212, which matured on October 24, 2014.  The new note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date.  After conversions to our common stock during 2013 and 2014, the note had a principal balance of $233,012 payable at December 31, 2014.  During the three months ended March 31, 2015, a total of $14,100 principal and $3,074 accrued interest were converted into shares of our common stock, resulting in a principal balance of $218,912 payable at March 31, 2015.  The maturity date of the note was extended to June 30, 2015.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  One of the notes with a principal balance of $25,980 at March 31, 2015 matured on December 31, 2014 and is currently in default.  The other two notes mature on December 31, 2015.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.

Securities Purchase Agreement - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  The maturity dates have been extended to June 30, 2015.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes, which has been fully amortized to interest expense.

Securities Purchase Agreement – Accounts Payable of $29,500

On March 14, 2013, we entered into a convertible promissory note in exchange for accounts payable in the amount of $29,500.  We entered into securities purchase agreements for the sale of a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matured two years from its effective date, or March 14, 2015, and is currently in default.

Securities Purchase Agreement - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The maturity date of the note was extended to June 30, 2015.  We recorded a debt discount of $97,000 related to the beneficial conversion feature of the note, which has been fully amortized to interest expense.

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

Securities Purchase Agreement - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2015.  We recorded a debt discount of $2,536 related to the beneficial conversion feature of the note, which has been fully amortized to interest expense, along with a derivative liability at inception.

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

The lender previously advanced a total of $11,000 in August and September 2013 that was transferred to this agreement.  We recorded a debt discount of $11,000, which has been fully amortized to interest expense, along with a derivative liability upon transfer.

On October 21, 2013, we received additional proceeds of $22,000 on this securities purchase agreement.  We recorded a debt discount of $22,000, which has been fully amortized to interest expense, along with a derivative liability at inception.

On November 22, 2013, we received additional proceeds of $25,000 on this securities purchase agreement.  We recorded a debt discount of $25,000, which has been fully amortized to interest expense, along with a derivative liability at inception.

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

On April 18, 2014, we received proceeds of $60,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $9,854 and $28,139, respectively, resulting in a remaining discount of $22,007 at March 31, 2015.

Index

On May 20, 2014, we received proceeds of $45,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $7,377 and $18,443, respectively, resulting in a remaining discount of $19,180 at March 31, 2015.

On June 30, 2014, we received proceeds of $200,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $32,847 and $67,153, respectively, resulting in a remaining discount of $100,000 at March 31, 2015.

On July 18, 2014, we received proceeds of $25,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $4,098 and $7,559, respectively, resulting in a remaining discount of $13,343 at March 31, 2015.

On August 6, 2014, we received proceeds of $65,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $10,656 and $17,404, respectively, resulting in a remaining discount of $36,940 at March 31, 2015.

On August 18, 2014, we received proceeds of $25,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $4,098 and $6,148, respectively, resulting in a remaining discount of $14,754 at March 31, 2015.

On September 9, 2014, we received proceeds of $56,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $ 9,214 and $11,569, respectively, resulting in a remaining discount of $35,217 at March 31, 2015.

On October 8, 2014, we received proceeds of $24,000 pursuant to the $500,000 SPA.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $ 3,941 and $3,679, respectively, resulting in a remaining discount of $16,380 at March 31, 2015.

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

Index

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $10,675 and $10,794, respectively, resulting in a remaining discount of $43,531 at March 31, 2015.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $4,936 and $2,962, respectively, resulting in a remaining discount of $22,102 at March 31, 2015.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $4,106 and $1,004, respectively, resulting in a remaining discount of $19,890 at March 31, 2015.

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $12,782, resulting in a remaining discount of $79,218 at March 31, 2015.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $2,687, resulting in a remaining discount of $27,313 at March 31, 2015.

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $818, resulting in a remaining discount of $29,182 at March 31, 2015.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at March 31, 2015 are as follows:

Stock price on the valuation date	$0.012
Conversion price for the debt	$0.0045 - $0.0122
Dividend yield	0.00%
Years to maturity	0.55 – 1.47
Risk free rate	.14% - .41%
Expected volatility	146.77% - 252.73%

The value of the derivative liability balance at March 31, 2015 and December 31, 2014 was $30,213,714 and $9,476,605, respectively.  These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  Based on the assumptions used to estimate the fair value of the derivate liability at March 31, 2015 and assuming all lenders convert the notes payable at the March 31, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

Index

During the three months ended March 31, 2015, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2014	$9,476,605
Addition to liability for new debt issued	152,000
Elimination of liability on conversion	(315,326)
Change in fair value	20,900,435

Derivative liability at March 31, 2015	$30,213,714

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $2,600 for the three months ended March 31, 2015.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2015 and 2014, the Company paid no amounts for income taxes.

During the three months ended March 31, 2015 and 2014, the Company paid interest of $0 and $124, respectively.

During the three months ended March 31, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 38,167,671 shares of common stock in conversion of $14,100 in convertible notes payable, plus $3,074 of accrued interest payable, increasing common stock by $38,167, increasing additional paid-in capital by $291,733, decreasing derivative liability by $315,326 and recording a gain on settlement of debt of $2,600.

The Company increased debt discount and derivative liability by $152,000 for the issuance of new convertible debt.

During the three months ended March 31, 2014, the Company had the following non-cash investing and financing activities:

The Company issued a total of 43,188,424 shares of common stock in conversion of $111,822 in convertible notes payable, plus $4,966 of accrued interest payable, increasing common stock by $43,190, increasing additional paid-in capital by $274,777, decreasing debt discount by $14,827, decreasing derivative liability by $230,722 and recording a gain on settlement of debt of $14,716.

The Company increased debt discount and derivative liability by $93,000 for the issuance of new convertible debt.

7.  RELATED PARTY TRANSACTIONS

See Note 5 for discussion of convertible notes payable to related parties, including many lenders who are also shareholders of the Company.

Index

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of March 31, 2015 and December 31, 2014, with accrued interest payable of $20,877 and $18,585 as of March 31, 2015 and December 31, 2014, respectively.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of March 31, 2015 and December 31, 2014, the principal balance of this related party note was $25,000, with accrued interest payable of $2,277 and $1,969 as of March 31, 2015 and December 31, 2014, respectively.

8.  RESEARCH AGREEMENT AND FORMATION OF SUBSIDIARY

On June 18, 2014, the Company entered into a Sponsored Research Agreement (the “SRA”) with the University of California, Santa Barbara campus (“UCSB”), pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and will expire on June 30, 2015.  The total cost to the Company will not exceed $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost has been made is payable in installments as follows:

$200,000 on or before July 1, 2014
$62,577 on October 1, 2014
$62,577 On January 1, 2015
$62,576 on April 1, 2015

The Company amortizes the payments over the life of the contract.  As March 31, 2015, $34,356 was included in prepaid expenses related to the contract and $96,932 was included in research and development expenses for the three months ended March 31, 2015.

In January 2015, we assigned our rights under the SRA to a newly formed 50% owned subsidiary, Transphene, Inc. (“Transphene”), the other 50% of which is owned by Professor Kaustav Banjeree, a Professor at UCSB.

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received advances under the October 2014 $500,000 SPA of $45,000 on April 17, 2015, $65,000 on May 5, 2015 and $40,000 on May 11, 2015.

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
$62,577 on January 1, 2015 (payment made in January 2015)
$62,576 on April 1, 2015

In January 2015, we assigned our rights under the SRA to a newly formed 50% owned subsidiary, Transphene, Inc. (“Transphene”), the other 50% of which is owned by Professor Kaustav Banjeree, a Professor at UCSB.  Through March 31, 2015, there have been no financial transactions in Transphene and no impact on our financial statements.

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

Index

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2015, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

	Total	Level 1	Level 2	Level 3
March 31, 2015:
Derivative liability	$30,213,714	$-	$-	$30,213,714
Convertible notes payable, net - current	760,922	-	-	760,922
Convertible notes payable, net - long-term	58,385	-	-	58,385

Total liabilities measured at fair value	$31,033,021	$-	$-	$31,033,021

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the three months ended March 31, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Results of Operations

General and Administrative Expenses

General and administrative expenses decreased by $55,481 to $116,269 in the three months ended March 31, 2015 from $171,750 in the three months ended March 31, 2014.  The decrease in general and administrative expenses in the current year is due primarily to a decrease in stock option compensation expense, salaries, and related expenses.

Research and Development Expenses

During the three months ended March 31, 2015, we incurred research and development expenses of $96,932, consisting of the amortization for the period of the payments made to date for the SRA. We incurred no research and development expenses during the three months ended March 31, 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $227 to $52 in the three months ended March 31, 2015 from $279 in the three months ended March 31, 2014.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at March 31, 2015.

Index

Other Income (Expense)

Total other expense was $21,039,487 for the three months ended March 31, 2015, compared to total other income of $1,044,638 for the three months ended March 31, 2014.  The increase in total other expense is primarily the result of the non-cash loss on change in derivative liability related to our convertible debt of $20,900,435 in the three months ended March 31, 2015, compared to the gain on change in derivative liability of $1,159,363 in the three months ended March 31, 2014.  Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Our interest expense increased by $14,576 to $150,017 for the three months ended March 31, 2015 from $135,441 for the three months ended March 31, 2014.  The increase is the result of new debt incurred to finance our operations.

We also recognized a gain on settlement of debt of $2,600 and $14,716 for the three months ended March 31, 2015 and 2014, respectively, resulting from the conversion of debt to equity.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

As a result, we incurred a net loss for the three months ended March 31, 2015 of $21,252,740 and net income of $872,609 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficit of $31,435,311, compared to a working capital deficit of $10,518,191 as of December 31, 2014.  The increase in the working capital deficit was due primarily to the increase in our non-cash derivative liability.  Our cash balance at March 31, 2015 was $10,982.

During the three months ended March 31, 2015, we used net cash of $156,465 in operating activities as a result of our net loss of $21,252,740 and non-cash gain on settlement of debt of $2,600, partially offset by non-cash expenses totaling $21,026,978, decrease in prepaid expenses of $13,003 and increases in accounts payable of $26,704 and accrued expenses and other current liabilities of $32,190.

By comparison, during the three months ended March 31, 2014, we used net cash of $92,642 in operating activities as a result of our net income of $872,609, total non-cash expenses totaling $126,049, and increases in accounts payable of $36,095 and accrued expenses and other current liabilities of $67,430, partially offset by non-cash gains totaling $1,174,079, and increase in prepaid expenses of $20,746.

We had no net cash provided by or used in investing activities during the three months ended March 31, 2015 and 2014.

Net cash provided by financing activities during the three months ended March 31, 2015 and 2014 was $152,000 and $93,000, respectively, comprised of proceeds from convertible notes payable. Our capital needs have primarily been met from the proceeds of investor loans, as we currently have no revenues.

Index

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through March 31, 2015, the Company has obtained funds primarily from the issuance of debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

Index

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s chief executive officer and chief financial officer concluded that the internal controls over financial reporting are effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed March 30, 2015.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of March 31, 2015, we were in default on a total of $55,480 of principal on our convertible notes payable.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity date of the notes.

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

Index

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

*Filed herewith

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 13, 2015.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)