Form 10-Q
period 2015-06-30
Carbon Sciences, Inc.
filed 2015-08-12
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of registrant’s common stock outstanding, as of August 12, 2015 was 306,249,680.

CARBON SCIENCES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Balance Sheets
	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$34,065	$15,447
Prepaid expenses	16,210	70,593
Total current assets	50,275	86,040

PROPERTY AND EQUIPMENT, NET	443	547
Total assets	$50,718	$86,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$162,311	$160,270
Accrued expenses and other current liabilities	4,609	5,223
Accrued interest, notes payable	203,804	141,434
Derivative liability	32,199,005	9,476,605
Convertible notes payable	191,500	166,500
Convertible notes payable, net of discount of $240,411 and $191,265, respectively	896,253	654,199
Total current liabilities	33,657,482	10,604,231

LONG-TERM LIABILITIES:
Convertible notes payable, net of discount of $298,367 and $253,883, respectively	58,633	61,117
Convertible note payable	-	25,000
Total long-term liabilities	58,633	86,117

Total liabilities	33,716,115	10,690,348

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 306,249,680 and 241,186,179 shares issued and outstanding, respectively	306,251	241,186
Additional paid-in capital	11,891,861	11,309,228
Deficit accumulated during the development stage	(45,863,509)	(22,154,175)
Total stockholders’ deficit	(33,665,397)	(10,603,761)
Total liabilities and stockholders’ deficit	$50,718	$86,587

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	114,592	81,704	230,861	253,454
Research and development	96,933	-	193,865	-
Depreciation and amortization	52	235	104	514

Total operating expenses	211,577	81,939	424,830	253,968

LOSS FROM OPERATIONS	(211,577)	(81,939)	(424,830)	(253,968)

OTHER INCOME (EXPENSE):
Rental income	5,368	4,500	13,733	10,500
Gain on settlement of debt	2,518	5,396	5,118	20,112
Gain (loss) on change in derivative liability	(2,071,702)	495,027	(22,972,137)	1,654,390
Interest expense	(181,201)	(108,445)	(331,218)	(243,886)

Total other income (expense)	(2,245,017)	396,478	(23,284,504)	1,441,116

INCOME (LOSS) BEFORE INCOME TAXES	(2,456,594)	314,539	(23,709,334)	1,187,148

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,456,594)	$314,539	$(23,709,334)	$1,187,148

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.01)	$0.00	$(0.09)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	286,955,504	130,028,041	273,198,177	112,376,592

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,709,334)	$1,187,148
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	104	514
Stock compensation cost	16,800	18,735
(Gain) loss on settlement of debt	(5,118)	(20,112)
Amortization of debt discount and beneficial conversion feature recorded to interest expense	263,370	204,123
(Gain) loss on change in derivative liability	22,972,137	(1,654,390)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	54,383	(12,562)
Increase (decrease) in:
Accounts payable	2,042	(23,606)
Accrued expenses and other current liabilities	67,234	80,839

NET CASH USED IN OPERATING ACTIVITIES	(338,382)	(219,311)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	357,000	423,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	357,000	423,000

NET INCREASE IN CASH	18,618	203,689
CASH, BEGINNING OF THE PERIOD	15,447	11,382

CASH, END OF THE PERIOD	$34,065	$215,071

See notes to condensed financial statements

Index

CARBON SCIENCES, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2015
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

In January 2015, we formed Transphene, Inc. to hold 50% ownership in the technology developed through a research agreement (Note 8).  Through June 30, 2015, there have been no financial transactions in Transphene and no impact on our financial statements.

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

Income (Loss) per Share Calculations
The Company adopted the accounting pronouncement for income (loss) per share, which dictates the calculation of basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s diluted loss per share is the same as the basic loss per share for the three months and six months ended June 30, 2015 and 2014.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2015 and December 31, 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Index

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015 and 2014:

	Total	Level 1	Level 2	Level 3
June 30, 2015:
Derivative liability	$32,199,005	$-	$-	$32,199,005
Convertible notes payable, net - current	896,253	-	-	896,253
Convertible notes payable, net – long-term	58,633	-	-	58,633

Total liabilities measured at fair value	$33,153,891	$-	$-	$33,153,891

December 31, 2014:
Derivative liability	$9,476,605	$-	$-	$9,476,605
Convertible notes payable, net - current	654,199			654,199
Convertible notes payable, net - long term	61,117	-	-	61,117

Total liabilities measured at fair value	$10,191,921	$-	$-	$10,191,921

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

Recently Issued Accounting Pronouncements
Management reviewed new accounting pronouncements issued during the six months ended June 30, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Reclassifications
Certain amounts in the condensed financial statements for the three months and six months ended June 30, 2014 have been reclassified to conform to the presentation for the three months and six months ended June 30, 2015.

3.  CAPITAL STOCK

At June 30, 2015, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the six months ended June 30, 2015, the Company issued a total of 65,063,501 shares of common stock at fair value in conversion of $23,800 of convertible promissory notes and accrued interest payable of $5,478.  In connection with the debt conversion, the Company increased common stock by $65,065 and additional paid-in capital by $565,833, reduced the derivative liability by $606,737 and recognized a gain of $5,118 on conversion of the notes.

Index

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of June 30, 2015, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 14,100,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $8,400 for each of the three months ended June 30, 2015 and 2014, and $16,800 and $18,735 for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, unrecognized stock-based compensation expense was approximately $11,200.

A summary of the Company’s stock option awards as of June 30, 2015, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	14,100,000	$0.019
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at June 30, 2015	14,100,000	$0.019	5.23	$67,200

Exercisable at June 30, 2015	11,860,000	$0.022	5.22	$56,448

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0108 as of June 30, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of June 30, 2015 and December 31, 2014, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

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

Index

Effective October 24, 2013, the remaining principal balance of the notes discussed in the preceding paragraph totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212, which matured on October 24, 2014.  The new note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person through the issuance of securities after the effective date.  After conversions to our common stock during 2013 and 2014, the note had a principal balance of $233,012 payable at December 31, 2014.  During the six months ended June 30, 2015, a total of $23,800 principal and $5,478 accrued interest were converted into shares of our common stock, resulting in a principal balance of $209,212 payable at June 30, 2015.  The maturity date of the note was extended to June 30, 2016.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  One of the notes with a principal balance of $25,980 at June 30, 2015 matured on December 31, 2014 and is currently in default.  The other two notes mature on December 31, 2015.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.

Securities Purchase Agreement - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  The maturity dates have been extended to June 30, 2016.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes, which has been fully amortized to interest expense.

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

Securities Purchase Agreement - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for convertible promissory notes pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $97,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The maturity date of the note was extended to June 30, 2016.  We recorded a debt discount of $97,000 related to the beneficial conversion feature of the note, which has been fully amortized to interest expense.

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

Securities Purchase Agreement - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a convertible promissory note pursuant to a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2016.  We recorded a debt discount of $2,536 related to the beneficial conversion feature of the note, which has been fully amortized to interest expense, along with a derivative liability at inception.

Securities Purchase Agreement - $250,000

On October 8, 2012, we entered into to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $250,000.  The notes are convertible into shares of common stock of the Company at a price equal to the lesser of $0.006 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The maturity dates of the notes were extended to June 30, 2016.

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

April 2014 Securities Purchase Agreement - $500,000

On April 18, 2014, we entered into a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $500,000 (the “April 2014 $500,000 SPA”).  The advance amounts received are at the lender’s discretion.  The notes are convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The notes mature eighteen months from the effective date of each advance.

Index

On April 18, 2014, we received proceeds of $60,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $19,817 and $28,139, respectively, resulting in a remaining discount of $12,044 at June 30, 2015.

On May 20, 2014, we received proceeds of $45,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $14,836 and $18,443, respectively, resulting in a remaining discount of $11,721 at June 30, 2015.

On June 30, 2014, we received proceeds of $200,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $66,059 and $67,153, respectively, resulting in a remaining discount of $66,788 at June 30, 2015.

On July 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $8,242 and $7,559, respectively, resulting in a remaining discount of $9,199 at June 30, 2015.

On August 6, 2014, we received proceeds of $65,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $21,430 and $17,404, respectively, resulting in a remaining discount of $26,166 at June 30, 2015.

On August 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $8,242 and $6,148, respectively, resulting in a remaining discount of $10,610 at June 30, 2015.

On September 9, 2014, we received proceeds of $56,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $18,530 and $11,569, respectively, resulting in a remaining discount of $25,901 at June 30, 2015.

On October 8, 2014, we received proceeds of $24,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $7,927 and $3,679, respectively, resulting in a remaining discount of $12,394 at June 30, 2015.

October 2014 Securities Purchase Agreement - $500,000

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

Index

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $21,469 and $10,794, respectively, resulting in a remaining discount of $32,737 at June 30, 2015.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $9,927 and $2,962, respectively, resulting in a remaining discount of $17,111 at June 30, 2015.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $8,257 and $1,004, respectively, resulting in a remaining discount of $15,739 at June 30, 2015.

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $28,088, resulting in a remaining discount of $63,912 at June 30, 2015.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $7,678, resulting in a remaining discount of $22,322 at June 30, 2015.

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $5,782, resulting in a remaining discount of $24,218 at June 30, 2015.

On April 17, 2015, we received proceeds of $45,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $6,066, resulting in a remaining discount of $38,934 at June 30, 2015.

On May 5, 2015, we received proceeds of $65,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $6,618, resulting in a remaining discount of $58,382 at June 30, 2015.

On May 11, 2015, we received proceeds of $40,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $3,636, resulting in a remaining discount of $36,364 at June 30, 2015.

Index

On June 22, 2015, we received proceeds of $35,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $510, resulting in a remaining discount of $34,490 at June 30, 2015.

On June 23, 2015, we received proceeds of $20,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $20,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $255, resulting in a remaining discount of $19,745 at June 30, 2015.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at June 30, 2015 are as follows:

Stock price on the valuation date	$0.0108
Conversion price for the debt	$0.0045 - $0.0122
Dividend yield	0.00%
Years to maturity	0.30 – 1.48
Risk free rate	.01% - .46%
Expected volatility	113.42% - 180.29%

The value of the derivative liability balance at June 30, 2015 and December 31, 2014 was $32,199,005 and $9,476,605, respectively.  These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  Based on the assumptions used to estimate the fair value of the derivative liability at June 30, 2015 and assuming all lenders convert the notes payable at the June 30, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

During the six months ended June 30, 2015, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2014	$9,476,605
Addition to liability for new debt issued	357,000
Elimination of liability on conversion	(606,737)
Change in fair value	22,972,137

Derivative liability at June 30, 2015	$32,199,005

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $5,118 for the six months ended June 30, 2015.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2015 and 2014, the Company paid no amounts for income taxes.

Index

During the six months ended June 30, 2015 and 2014, the Company paid interest of $0 and $301, respectively.

During the six months ended June 30, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 65,063,501 shares of common stock in conversion of $23,800 in convertible notes payable, plus $5,478 of accrued interest payable, increasing common stock by $65,065, increasing additional paid-in capital by $565,833, decreasing derivative liability by $606,737 and recording a gain on settlement of debt of $5,118.

The Company increased debt discount and derivative liability by $357,000 for the issuance of new convertible debt.

During the six months ended June 30, 2014, the Company had the following non-cash investing and financing activities:

The Company issued a total of 71,869,539 shares of common stock in conversion of $152,823 in convertible notes payable, plus $7,153 of accrued interest payable, increasing common stock by $71,871, increasing additional paid-in capital by $336,077, decreasing debt discount by $27,478, decreasing derivative liability by $295,562 and recording a gain on settlement of debt of $20,112.

The Company increased debt discount and derivative liability by $390,347 for the issuance of new convertible debt.

7.  RELATED PARTY TRANSACTIONS

See Note 5 for discussion of convertible notes payable to related parties, including many lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of June 30, 2015 and December 31, 2014, with accrued interest payable of $23,193 and $18,585 as of June 30, 2015 and December 31, 2014, respectively.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of June 30, 2015 and December 31, 2014, the principal balance of this related party note was $25,000, with accrued interest payable of $2,589 and $1,969 as of June 30, 2015 and December 31, 2014, respectively.

8.  RESEARCH AGREEMENT AND FORMATION OF SUBSIDIARY

On June 18, 2014, the Company entered into a Sponsored Research Agreement (the “SRA”) with the University of California, Santa Barbara campus (“UCSB”), pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost was made in installments as follows:

$200,000 in July 2014
$62,577 in October 2014
$62,577 in January 2015
$62,576 in April 2015

Index

The Company amortized the payments over the life of the contract.  Research and development expenses included $96,933 and 193,865 related to the contract for the three months and six months ended June 30, 2015, respectively.

In January 2015, we assigned our rights under the SRA to a newly formed 50% owned subsidiary, Transphene, Inc. (“Transphene”), the other 50% of which is owned by Professor Kaustav Banjeree, a Professor at UCSB.

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received an advance under the October 2014 $500,000 SPA of $23,000 on July 9, 2015.

On July 13, 2015, we entered into a securities purchase agreement for the sale of 10% convertible promissory notes in aggregate principal amount of $500,000 (the “July 2015 $500,000 SPA”).  The advance amounts received are at the lender’s discretion.  The notes are convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The notes mature eighteen months from the effective date of each advance.

We received advances under the July 2015 $500,000 SPA of $12,000 on July 13, 2015 and $65,000 on August 7, 2015.

Index

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements.  Forward-looking statements present our expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements contained herein after the date of this report.  Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 31, 2015, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

On June 18, 2014, we entered into a Sponsored Research Agreement (the “SRA”) with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, as determined on a cost-reimbursement basis.  Payment of the total cost was made in installments as follows:

Index

$200,000 in July 2014
$62,577 in October 2014
$62,577 in January 2015
$62,576 in April 2015

In January 2015, we assigned our rights under the SRA to a newly formed 50% owned subsidiary, Transphene, Inc. (“Transphene”), the other 50% of which is owned by Professor Kaustav Banjeree, a Professor at UCSB.  Through June 30, 2015, there have been no financial transactions in Transphene and no impact on our financial statements.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2015, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Index

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2015, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	Level 1	Level 2	Level 3
Juen 30, 2015:
Derivative liability	$32,199,005	$-	$-	$32,199,005
Convertible notes payable, net - current	896,253	-	-	896,253
Convertible notes payable, net – long-term	58,633	-	-	58,633

Total liabilities measured at fair value	$33,153,891	$-	$-	$33,153,891

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the six months ended June 30, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Results of Operations

General and Administrative Expenses

General and administrative expenses increased by $32,888 to $114,592 in the three months ended June 30, 2015 from $81,704 in the three months ended June 30, 2014.  The increase in general and administrative expenses in the second quarter of the current year is due primarily to an increase in consulting fees.  General and administrative expenses decreased by $22,593 to $230,861 in the six months ended June 30, 2015 from $253,454 in the six months ended June 30, 2014.  The decrease in general and administrative expenses on a year-to-date basis in the current year is due primarily to a decrease in professional fees and stock option compensation expense, partially offset by an increase in consulting fees.

Research and Development Expenses

During the three months and six months ended June 30, 2015, we incurred research and development expenses of $96,933 and $193,865, respectively, consisting of the amortization for the respective periods of the payments made for the SRA.  We incurred no research and development expenses during the three months and six months ended June 30, 2014.

Index

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $183 to $52 in the three months ended June 30, 2015 from $235 in the three months ended June 30, 2014, and decreased by $410 to $104 in the six months ended June 30, 2014 from $514 in the six months ended June 30, 2014.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at June 30, 2015.

Other Income (Expense)

Total other expense was $2,245,017 for the three months ended June 30, 2015, compared to total other income of $396,478 for the three months ended June 30, 2014.  Total other expense was $23,284,504 for the six months ended June 30, 2015, compared to total other income of $1,441,116 for the six months ended June 30, 2014.  The increase in total other expense is primarily the result of the non-cash loss on change in derivative liability related to our convertible debt of $2,071,702 in the three months ended June 30, 2015, compared to the gain on change in derivative liability of $495,027 in the three months ended June 30, 2014 and the loss on change in derivative liability of $22,972,137 in the six months ended June 30, 2015, compared to the gain on change in derivative liability of $1,654,390 in the six months ended June 30, 2014.  Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  In addition, as our convertible debt increases we also generally incur an increase in our derivative liability and losses on change in derivative liability.

Our interest expense increased by $72,756 to $181,201 in the three months ended June 30, 2015 from $108,445 in the three months ended June 30, 2014, and increased by 87,332 to $331,218 in the six months ended June 30, 2015 from $243,886 in the six months ended June 30, 2014.  These increases are the result of new debt incurred to finance our operations.

We also recognized a gain on settlement of debt resulting from the conversion of debt to equity of $2,518 and $5,396 in the three months ended June 30, 2015 and 2014, respectively, and $5,118 and $20,112 in the six months ended June 30, 2015 and 2014, respectively.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

As a result, we incurred a net loss in the three months ended June 30, 2015 of $2,456,594 compared to net income of $314,539 in the three months ended June 30, 2014, and a net loss of $23,709,334 in the six months ended June 30, 2015 compared to net income of $1,187,148 in the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had a working capital deficit of $33,607,207, compared to a working capital deficit of $10,518,191 as of December 31, 2014.  The increase in the working capital deficit was due primarily to the increase in our non-cash derivative liability, which had a balance of $32,199,005 at June 30, 2015.  Our cash balance at June 30, 2015 was $34,065.

Index

During the six months ended June 30, 2015, we used net cash of $338,382 in operating activities as a result of our net loss of $23,709,334 and non-cash gain on settlement of debt of $5,117, partially offset by non-cash expenses totaling $23,252,411, decrease in prepaid expenses of $54,383 and increases in accounts payable of $2,041 and accrued expenses and other current liabilities of $67,234.

By comparison, during the six months ended June 30, 2014, we used net cash of $219,311 in operating activities as a result of our net income of $1,187,148, non-cash expenses totaling $223,372, and increase in accrued expenses and other current liabilities of $80,839, offset by non-cash gains totaling $1,674,502, increase in prepaid expenses of $12,562 and decrease in accounts payable of $23,606.

We had no net cash provided by or used in investing activities during the six months ended June 30, 2015 and 2014.

Net cash provided by financing activities during the six months ended June 30, 2015 and 2014 was $357,000 and $423,000, respectively, comprised of proceeds from convertible notes payable. Our capital needs have primarily been met from the proceeds of investor loans, as we currently have no revenues.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2015, the Company has obtained funds primarily from the issuance of debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

Index

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s chief executive officer and chief financial officer concluded that the internal controls over financial reporting are effective as of June 30, 2015.

Index

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of June 30, 2015, we were in default on two convertible notes payable totaling $55,480.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity date of the notes.

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

Index

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

Index

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

*Filed herewith

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 12, 2015.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)