Form 10-Q
period 2015-09-30
Carbon Sciences, Inc.
filed 2015-11-06
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of shares of registrant’s common stock outstanding, as of November 6, 2015 was 321,497,899.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Balance Sheets
	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$20,303	$15,447
Prepaid expenses	9,108	70,593
Total current assets	29,411	86,040

PROPERTY AND EQUIPMENT, NET	391	547
Total assets	$29,802	$86,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$147,701	$160,270
Accrued expenses and other current liabilities	4,082	5,223
Accrued interest, notes payable	242,881	141,434
Derivative liability	15,146,829	9,476,605
Convertible notes payable	191,500	166,500
Convertible notes payable, net of discount of $221,261 and $191,265, respectively	1,062,003	654,199
Total current liabilities	16,794,996	10,604,231

LONG-TERM LIABILITIES:
Convertible notes payable, net of discount of $266,103 and $253,883, respectively	63,897	61,117
Convertible note payable	-	25,000
Total long-term liabilities	63,897	86,117

Total liabilities	16,858,893	10,690,348

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 321,497,899 and 241,186,179 shares issued and outstanding, respectively	321,499	241,186
Additional paid-in capital	11,976,502	11,309,228
Accumulated deficit	(29,127,092)	(22,154,175)
Total stockholders’ deficit	(16,829,091)	(10,603,761)
Total liabilities and stockholders’ deficit	$29,802	$86,587

See notes to condensed financial statements

CARBON SCIENCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	42,176	88,763	273,037	342,217
Research and development	105,000	96,932	298,865	96,932
Depreciation and amortization	52	69	156	583

Total operating expenses	147,228	185,764	572,058	439,732

LOSS FROM OPERATIONS	(147,228)	(185,764)	(572,058)	(439,732)

OTHER INCOME (EXPENSE):
Rental income	8,051	3,000	21,784	13,500
Gain on settlement of debt	542	75,056	5,660	95,168
Gain (loss) on change in derivative liability	17,092,006	(15,024,829)	(5,880,131)	(13,370,439)
Interest expense	(216,954)	(185,630)	(548,172)	(429,516)

Total other income (expense)	16,883,645	(15,132,403)	(6,400,859)	(13,691,287)

INCOME (LOSS) BEFORE INCOME TAXES	16,736,417	(15,318,167)	(6,972,917)	(14,131,019)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$16,736,417	$(15,318,167)	$(6,972,917)	$(14,131,019)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.05	$(0.09)	$(0.02)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	311,884,891	179,930,753	286,235,458	135,142,096

See notes to condensed financial statements

CARBON SCIENCES, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,972,917)	$(14,131,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156	583
Stock compensation cost	25,200	28,426
Gain on settlement of debt	(5,660)	(95,168)
Amortization of debt discount and beneficial conversion feature recorded to interest expense	439,784	347,879
Loss on change in derivative liability	5,880,131	13,370,439
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	61,485	(107,968)
Increase (decrease) in:
Accounts payable	(12,569)	(30,362)
Accrued expenses and other current liabilities	107,246	101,799

NET CASH USED IN OPERATING ACTIVITIES	(477,144)	(515,391)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	482,000	594,000
Repayment of advances and notes payable	-	(74,592)

NET CASH PROVIDED BY FINANCING ACTIVITIES	482,000	519,408

NET INCREASE IN CASH	4,856	4,017
CASH, BEGINNING OF THE PERIOD	15,447	11,382

CASH, END OF THE PERIOD	$20,303	$15,399

See notes to condensed financial statements

CARBON SCIENCES, INC.
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2015
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

In January 2015, we formed Transphene, Inc. to hold 50% ownership in the technology developed through a research agreement (Note 8).  Through September 30, 2015, there have been no financial transactions in Transphene and no impact on our financial statements.

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

Income (Loss) per Share Calculations
The Company adopted the accounting pronouncement for income (loss) per share, which dictates the calculation of basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2015 and 2014.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2015 and December 31, 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
September 30, 2015:
Derivative liability	$15,146,829	$-	$-	$15,146,829
Convertible notes payable, net - current	1,062,003	-	-	1,062,003
Convertible notes payable, net – long-term	63,897	-	-	63,897

Total liabilities measured at fair value	$16,272,729	$-	$-	$16,272,729

December 31, 2014:
Derivative liability	$9,476,605	$-	$-	$9,476,605
Convertible notes payable, net - current	654,199			654,199
Convertible notes payable, net - long term	61,117	-	-	61,117

Total liabilities measured at fair value	$10,191,921	$-	$-	$10,191,921

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

Recently Issued Accounting Pronouncements
Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Reclassifications
Certain amounts in the condensed financial statements for the three months and nine months ended September 30, 2014 have been reclassified to conform to the presentation for the three months and nine months ended September 30, 2015.

3.  CAPITAL STOCK

At September 30, 2015, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the nine months ended September 30, 2015, the Company issued a total of 80,311,720 shares of common stock at fair value in conversion of $29,200 of convertible promissory notes and accrued interest payable of $6,940.  In connection with the debt conversion, the Company increased common stock by $80,313 and additional paid-in capital by $642,074, reduced the derivative liability by $691,907 and recognized a gain of $5,660 on conversion of the notes.

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of September 30, 2015, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 14,100,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $8,400 and $9,690 for the three months ended September 30, 2015 and 2014, respectively, and $25,200 and $28,426 for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, unrecognized stock-based compensation expense was approximately $2,800.

A summary of the Company’s stock option awards as of September 30, 2015, and changes during the nine months then ended is as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	14,100,000	$0.019
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at September 30, 2015	14,100,000	$0.019	4.97	$-

Exercisable at September 30, 2015	13,540,000	$0.020	4.97	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0048 as of September 30, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of September 30, 2015 and December 31, 2014, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

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

Effective October 24, 2013, the remaining principal balance of the notes discussed in the preceding paragraph totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212, which matured on October 24, 2014.  The new note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person through the issuance of securities after the effective date.  After conversions to our common stock during 2013 and 2014, the note had a principal balance of $233,012 payable at December 31, 2014.  During nine months ended September 30, 2015, a total of $29,200 principal and $6,940 accrued interest were converted into shares of our common stock, resulting in a principal balance of $203,812 payable at September 30, 2015.  The maturity date of the note was extended to June 30, 2016.

Securities Purchase Agreements - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  One of the notes with a principal balance of $25,980 at September 30, 2015 matured on December 31, 2014 and is currently in default.  The other two notes mature on December 31, 2015.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.

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

On April 18, 2014, we received proceeds of $60,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $29,890 and $28,139, respectively, resulting in a remaining discount of $1,971 at September 30, 2015.

On May 20, 2014, we received proceeds of $45,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $22,377 and $18,443, respectively, resulting in a remaining discount of $4,180 at September 30, 2015.

On June 30, 2014, we received proceeds of $200,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $99,635 and $67,153, respectively, resulting in a remaining discount of $33,212 at September 30, 2015.

On July 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $12,432 and $7,559, respectively, resulting in a remaining discount of $5,009 at September 30, 2015.

On August 6, 2014, we received proceeds of $65,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $32,323 and $17,404, respectively, resulting in a remaining discount of $15,273 at September 30, 2015.

On August 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $12,431 and $6,148, respectively, resulting in a remaining discount of $6,421 at September 30, 2015.

On September 9, 2014, we received proceeds of $56,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $27,949 and $11,569, respectively, resulting in a remaining discount of $16,482 at September 30, 2015.

On October 8, 2014, we received proceeds of $24,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $11,956 and $3,679, respectively, resulting in a remaining discount of $8,365 at September 30, 2015.

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

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $32,381 and $10,794, respectively, resulting in a remaining discount of $21,825 at September 30, 2015.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $14,972 and $2,962, respectively, resulting in a remaining discount of $12,066 at September 30, 2015.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization of debt discount was recorded to interest expense in the amount of $12,454 and $1,004, respectively, resulting in a remaining discount of $11,542 at September 30, 2015.

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $43,561, resulting in a remaining discount of $48,439 at September 30, 2015.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $12,724, resulting in a remaining discount of $17,276 at September 30, 2015.

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $10,800, resulting in a remaining discount of $19,200 at September 30, 2015.

On April 17, 2015, we received proceeds of $45,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $13,607, resulting in a remaining discount of $31,393 at September 30, 2015.

On May 5, 2015, we received proceeds of $65,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $17,491, resulting in a remaining discount of $47,509 at September 30, 2015.

On May 11, 2015, we received proceeds of $40,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $10,327, resulting in a remaining discount of $29,673 at September 30, 2015.

On June 22, 2015, we received proceeds of $35,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $6,375, resulting in a remaining discount of $28,625 at September 30, 2015.

On June 23, 2015, we received proceeds of $20,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $20,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $3,607, resulting in a remaining discount of $16,393 at September 30, 2015.

On July 9, 2015, we received proceeds of $23,000 pursuant to the October 2014 $500,000 SPA.  We recorded a debt discount of $23,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $3,471, resulting in a remaining discount of $19,529 at September 30, 2015.

July 2015 Securities Purchase Agreement - $500,000

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

On July 13, 2015, we received proceeds of $12,000 pursuant to the July 2015 $500,000 SPA.  We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $1,724, resulting in a remaining discount of $10,276 at September 30, 2015.

On August 7, 2015, we received proceeds of $65,000 pursuant to the July 2015 $500,000 SPA.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $6,382, resulting in a remaining discount of $58,618 at September 30, 2015.

On September 10, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 SPA.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2015, amortization of debt discount was recorded to interest expense in the amount of $914, resulting in a remaining discount of $24,086 at September 30, 2015.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at September 30, 2015 are as follows:

Stock price on the valuation date	$0.0048
Conversion price for the debt	$0.0045 - $0.0122
Dividend yield	0.00%
Years to maturity	1.00 – 1.44
Risk free rate	.33% - .49%
Expected volatility	107.51% - 168.65%

The value of the derivative liability balance at September 30, 2015 and December 31, 2014 was $15,146,829 and $9,476,605, respectively.  These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  Based on the assumptions used to estimate the fair value of the derivative liability at September 30, 2015 and assuming all lenders convert the notes payable at the September 30, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

During the nine months ended September 30, 2015, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2014	$9,476,605
Addition to liability for new debt issued	482,000
Elimination of liability on conversion	(691,907)
Change in fair value	5,880,131

Derivative liability at September 30, 2015	$15,146,829

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $5,660 for the nine months ended September 30, 2015.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2015 and 2014, the Company paid no amounts for income taxes.

During the nine months ended September 30, 2015 and 2014, the Company paid interest of $0 and $18,805, respectively.

During the nine months ended September 30, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 80,311,720 shares of common stock in conversion of $29,200 in convertible notes payable, plus $6,940 of accrued interest payable, increasing common stock by $80,313, increasing additional paid-in capital by $642,074, decreasing derivative liability by $691,907 and recording a gain on settlement of debt of $5,660.

The Company increased debt discount and derivative liability by $482,000 for the issuance of new convertible debt.

During the nine months ended September 30, 2014, the Company had the following non-cash investing and financing activities:

The Company issued a total of 133,958,458 shares of common stock in conversion of $197,166 in convertible notes payable, plus $8,500 of accrued interest payable, increasing common stock by $133,960, increasing additional paid-in capital by $481,593, decreasing debt discount by $39,904, decreasing derivative liability by $461,745 and recording a gain on settlement of debt of $95,168.

The Company increased debt discount and derivative liability by $550,222 for the issuance of new convertible debt.

The Company issued a total of 6,000,000 shares of common stock, which vested pursuant to restricted stock awards, in payment of accrued expenses of $49,623, increasing common stock by $6,000 and additional paid-in capital of $43,623.

7.  RELATED PARTY TRANSACTIONS

See Note 5 for discussion of convertible notes payable to related parties, including many lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of September 30, 2015 and December 31, 2014, with accrued interest payable of $25,536 and $18,585 as of September 30, 2015 and December 31, 2014, respectively.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of September 30, 2015 and December 31, 2014, the principal balance of this related party note was $25,000, with accrued interest payable of $2,904 and $1,969 as of September 30, 2015 and December 31, 2014, respectively.

8.  RESEARCH AGREEMENT AND FORMATION OF SUBSIDIARY

On June 18, 2014, the Company entered into a Sponsored Research Agreement (the “SRA”) with the University of California, Santa Barbara campus (“UCSB”), pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, which has been fully paid.  As of the date of this report, the research program has been completed and we are waiting for a technical report from UCSB.  After the receipt and review of the technical report, the Company will determine the next steps for this project.

The Company amortized the contract payments over the life of the contract.  Research and development expenses included $0 and $193,865 related to the contract for the three months and nine months ended September 30, 2015, respectively.

In January 2015, we assigned our rights under the SRA to a newly formed 50% owned subsidiary, Transphene, Inc. (“Transphene”), the other 50% of which is owned by Professor Kaustav Banerjee, a Professor at UCSB.

9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received an advance under the July 2015 $500,000 SPA of $25,000 on October 13, 2015.

As of October 18, 2015, we are delinquent on the April 18, 2014 promissory note for $60,000 issued pursuant to the April 2014 $500,000 SPA (Note 5).

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

OVERVIEW

We are currently researching and developing technologies based on graphene.  Graphene is a naturally occurring sheet of pure carbon that is only one atom thick.  It is flexible, transparent, impermeable to moisture, strong, and highly conductive.  A Nobel Prize was awarded to the scientists who isolated graphene from graphite in 2010.  Experts believe that graphene is a very versatile material that can enable new applications such as bendable touchscreen displays, rapid charge batteries, super-capacitors, low cost solar cells, extreme high-speed semiconductors, biosensors, as well as water purification.

While the raw materials to make graphene are readily available, the lack of an industrial scale manufacturing process has hindered its commercial use.  We have been researching and developing a cost-efficient process to manufacture commercial size sheets of graphene that can be fine-tuned with application-specific electrical and materials properties.  This research was conducted through a sponsored research agreement with the University of California, Santa Barbara (“UCSB”).

On June 18, 2014, we entered into a Sponsored Research Agreement (the “SRA”) with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of the SRA includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of the SRA commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, which has been fully paid.  As of the date of this report, the research program has been completed and we are waiting for a technical report from UCSB.  After the receipt and review of the technical report, we will determine the next steps for this project.

In January 2015, we assigned our rights under the SRA to a newly formed 50% owned subsidiary, Transphene, Inc. (“Transphene”), the other 50% of which is owned by Professor Kaustav Banerjee, a Professor at UCSB.  Through September 30, 2015, there have been no financial transactions in Transphene and no impact on our financial statements.

Since February 2015, we have also been engaged in researching commercial opportunities for graphene-based devices.  In June 2015, we announced a plan to develop high-speed graphene-based photonics devices for fiber optic communication.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through September 30, 2015, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2015, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	Level 1	Level 2	Level 3
September 30, 2015:
Derivative liability	$15,146,829	$-	$-	$15,146,829
Convertible notes payable, net - current	1,062,003	-	-	1,062,003
Convertible notes payable, net – long-term	63,897	-	-	63,897

Total liabilities measured at fair value	$16,272,729	$-	$-	$16,272,729

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Results of Operations

General and Administrative Expenses

General and administrative expenses decreased by $46,587 to $42,176 in the three months ended September 30, 2015 from $88,763 in the three months ended September 30, 2014.  The decrease in general and administrative expenses in the third quarter of the current year is due primarily to decreases in consulting and professional fees.  General and administrative expenses decreased by $69,180 to $273,037 in the nine months ended September 30, 2015 from $342,217 in the nine months ended September 30, 2014.  The decrease in general and administrative expenses on a year-to-date basis in the current year is due primarily to decreases in consulting and professional fees.

Research and Development Expenses

Research and development expenses increased by $8,068 to $105,000 in the three months ended September 30, 2015 from $96,932 in the three months ended September 30, 2014.  Research and development expenses increased by $201,933 to $298,865 in the nine months ended September 30, 2015 from $96,932 in the nine months ended September 30, 2014.  The increase in research and development expenses in the current year third quarter and year-to-date in the current year is due to the amortization for the respective periods of the payments made for the SRA and increased payments to consultants.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $17 to $52 in the three months ended September 30, 2015 from $69 in the three months ended September 30, 2014, and decreased by $427 to $156 in the nine months ended September 30, 2014 from $583 in the nine months ended September 30, 2014.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at September 30, 2015.

Other Income (Expense)

Total other income was $16,883,645 for the three months ended September 30, 2015, compared to total other expense of $15,132,403 for the three months ended September 30, 2014.  Total other expense was $6,400,859 for the nine months ended September 30, 2015, compared to total other expense of $13,691,287 for the nine months ended September 30, 2014.  Other income for the three months ended September 30, 2015 resulted primarily from a gain on change in derivative liability of $17,092,006.  We reported a loss on change in derivative liability for the other periods presented: $15,024,829 for the three months ended September 30, 2014; and $5,880,131 and $13,370,439 for the nine months ended September 30, 2015 and 2014, respectively.  Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  In addition, as our convertible debt increases we also generally incur an increase in our derivative liability and losses on change in derivative liability.

Our interest expense increased by $31,324 to $216,954 in the three months ended September 30, 2015 from $185,630 in the three months ended September 30, 2014, and increased by $118,656 to $548,172 in the nine months ended September 30, 2015 from $429,516 in the nine months ended September 30, 2014.  These increases are the result of new debt incurred to finance our operations.

We also recognized a gain on settlement of debt resulting from the conversion of debt to equity of $542 and $75,056 in the three months ended September 30, 2015 and 2014, respectively, and $5,660 and $95,168 in the nine months ended September 30, 2015 and 2014, respectively.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

As a result, we had net income in the three months ended September 30, 2015 of $16,736,417 compared to a net loss of $15,318,167 in the three months ended September 30, 2014, and a net loss of $6,972,917 and $14,131,019 in the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of September 30, 2015, we had a working capital deficit of $16,765,585, compared to a working capital deficit of $10,518,191 as of December 31, 2014.  The increase in the working capital deficit was due primarily to the increase in our non-cash derivative liability, which had a balance of $15,146,829 at September 30, 2015.  Our cash balance at September 30, 2015 was $20,303.

During the nine months ended September 30, 2015, we used net cash of $477,144 in operating activities as a result of our net loss of $6,972,917, non-cash gain on settlement of debt of $5,660, and decrease in accounts payable of $12,569, partially offset by non-cash expenses totaling $6,345,271, decrease in prepaid expenses of $61,485 and increase in accrued expenses and other current liabilities of $107,246.

By comparison, during the nine months ended September 30, 2014, we used net cash of $515,391 in operating activities as a result of our net loss of $14,131,019, non-cash gain on settlement of debt of $95,168, increase in prepaid expenses of $107,968 and decrease in accounts payable of $30,362, partially offset by non-cash expenses totaling $13,747,327, and increase in accrued expenses and other current liabilities of $101,799.

We had no net cash provided by or used in investing activities during the nine months ended September 30, 2015 and 2014.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $482,000, comprised of proceeds from convertible notes payable.  Net cash provided by financing activities during the nine months ended September 30, 2014 was $519,408, comprised of proceeds from convertible notes payable of $594,000, partially offset by repayment of advances and notes payable of $74,592.  Our capital needs have primarily been met from the proceeds of investor loans, as we currently have no revenues.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through September 30, 2015, the Company has obtained funds primarily from the issuance of debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s chief executive officer and chief financial officer concluded that the internal controls over financial reporting are effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, we issued a total of 15,248,219 shares of common stock to a note holder at fair value in conversion of $5,400 of convertible promissory notes and accrued interest payable of $1,462.  These shares were issued pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of September 30, 2015, we were in default on two convertible notes payable totaling $55,480.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity date of the notes.

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

10.5	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.6	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.7	Consulting Agreement between Carbon Sciences, Inc. and Howard Fong, dated December 8, 2011. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on January 9, 2012)

10.8	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.9	Form of Subscription Agreement dated as of October 2, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.10	Form of Subscription Agreement dated as of March 1, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.11	Form of Subscription Agreement dated as of April 16, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.12
Consulting Agreement between Carbon Sciences, Inc. and William Beifuss, dated May 31, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.13	Shareholders’ Agreement of Transphene, Inc., dated January 5, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 6, 2015.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
Chief Executive Officer (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)