Form 10-K
period 2015-12-31
Carbon Sciences, Inc.
filed 2016-03-24
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Issuer's telephone Number: (805) 456-7000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company's common stock was sold as reported on the OTC-QB Market on June 30, 2015 was $3,296,503.

The number of shares of registrant's common stock outstanding, as of March 24, 2016 was 351,778,081.

PART I

ITEM 1.  BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to "Carbon Sciences," the "Company," "we," "us," or "our" refer to Carbon Sciences, Inc.

Introduction

In December 2015, Carbon Sciences entered into a new Sponsored Research Agreement with the University of California at Santa Barbara ("UCSB") to develop a new graphene-based optical modulator, a critical fiber optics component needed to help unclog the existing bottlenecks and enable ultrafast communication in data centers for Cloud computing.  At this time, we do not see an opportunity to commercialize the research findings from our first UCSB Sponsored Research Agreement and are terminating our joint venture through Transphene, Inc., our 50% owned subsidiary, and expect to wind up and dissolve it in 2016.  In addition, on February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market. On March 7, 2016, we announced that Christopher S. Kelly joined the Company to serve as our Chief Executive Officer and help execute the growth-by-acquisition strategy.

Graphene is a naturally occurring sheet of pure carbon that is only one atom thick.  It is flexible, transparent, impermeable to moisture, strong, and highly conductive.  A Nobel Prize was awarded to the scientists who isolated graphene from graphite in 2010.  Experts believe that graphene is a versatile material that can enable new applications such as bendable touchscreen displays, rapid charge batteries, super-capacitors, low cost solar cells, extreme high-speed semiconductors, biosensors, as well as water purification.

After research and development of methods to produce low cost graphene, Carbon Sciences is currently focused on the research and development of graphene-based devices to enable ultrafast fiber optics communication in cloud computing infrastructure.

Moore's Law has enabled computers to process information at extreme high speeds. The speed of data movement between computers on the Internet, also referred to as the "Cloud," is, however, bottlenecked by fundamental limitations of today's fiber optics technology. By exploiting the natural optical and electrical properties of graphene, we hope to develop the next generation fiber optics components that are ultrafast, low power and low cost.

We believe high speed and low cost graphene-based components, such as optical modulators (for sending) and photodetectors (for receiving), has the potential to unclog the bottlenecks in the Cloud.  This advance would enable a global era of high-resolution video on demand, high fidelity music streaming, high volume e-commerce and many more Cloud-based services.

Our research program is expected to be secondary to the execution of our new growth-by-acquisition strategy.  We intend to focus the majority of our resources on acquiring, integrating, and expanding high quality businesses in the IT industry.  We believe that there is in excellent opportunity to consolidate profitable private companies engaged in the IT business on an accretive synergistic basis

Market Opportunity

Cloud computing allows application software and services to be delivered from large server farms in data centers over the Internet. Almost every web service we use today such as Netflix, Google and Amazon are all delivered from the Cloud. As more and more people use Cloud services, more and more data are created that need to be stored, transmitted and processed. This explosion of data requires larger and larger data centers – as big as one square mile. The size of current and future data centers is challenging the fundamental speed limits of today's cutting edge fiber optics technology.

According to a 2014 report by ACG Research, the growth of Cloud-based services in consumer and business applications during the past five years has been spectacular. By 2019, mobile network traffic is forecasted to increase tenfold. Fifty percent of this increase is expected to be in video services, and an additional 10% is expected to be in social networking applications. Over the same time, business Cloud computing services are expected to increase at a 40% average annual rate. By 2019 there are expected to be 60 percent more data centers in the world's major cities than there are today, and data center interconnect volumes are expected to increase by more than 400 percent.

We believe that graphene-based fiber optic components will be the next generation of devices to enable the transmission of large amounts of data, specifically between computer servers inside datacenters.

Business Model

We are in the early stages of researching and developing graphene-based technologies and devices. If successfully developed and commercialized, we plan to license our graphene manufacturing processes and device designs to other companies.

Research and Development

On June 18, 2014, we entered into a Sponsored Research Agreement ("SRA #1") with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #1 includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of SRA #1 commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, which has been fully paid.

After successfully producing high quality graphene under SRA #1, we determined that the best way to commercialize graphene was to focus on complete devices that use graphene.  Since February 2015, we have been engaged in researching commercial opportunities for graphene-based devices.  In June 2015, we announced a plan to develop high-speed graphene-based photonics devices, such as photodetectors and modulators, for fiber optics communication.

On December 15, 2015, we entered into another Sponsored Research Agreement ("SRA #2" and collectively with SRA #1, "SRAs") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2 commenced on January 1, 2016 and expires on June 30, 2016.  The total cost to the Company is $65,497.

For optical data to be transmitted through a fiber optic cable, light from a laser beam must be modulated, meaning changed or pulsed, to encode specific digital data.  Otherwise, a constant beam of light does not communicate anything. The faster the light beam can be modulated, the more data can be encoded and transmitted. One of the very important attributes of graphene is extreme high speed and tunable conductivity. Incidentally, changing the conductivity of graphene also changes its optical properties, which means light passing through it will also be changed accordingly to encode digital data.  It is these fundamental features of graphene that SRA #2 aims to exploit in developing an ultrafast, low cost, and low power, graphene-based optical modulator.

Intellectual Property

We have filed numerous patent applications with the United States Patent and Trademark Office ("USPTO") in the course of our business history.  However, patent applications that are not related to the current business focus of graphene have all been abandoned.

We currently do not have any patent applications filed for graphene.  Our SRAs with UCSB give us the first right to review any new inventions arising out of the SRAs, and negotiate a license or option agreement for such inventions.

On January 5, 2015, Carbon Sciences formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene was formed to commercialize any technology that the Company licensed from UCSB as a result of SRA #1.  In consideration for its interest in Transphene, the Company agreed to assign the intellectual property rights acquired by the Company from SRA #1 to Transphene.  At this time, the Company does not see an opportunity to commercialize the research findings of SRA #1.  As of the date of this report, the Company has not licensed any intellectual property from UCSB, and therefore has not assigned any intellectual property to Transphene.  The Company does not intend to continue Transphene, and expects to terminate, wind-up and dissolve the subsidiary in 2016.

Competition

Competition in the market for optical subsystems and components, such as photodetectors and optical modulators, are intense with large and well-capitalized companies.  For example, large companies include Avago Technologies, Finisar, JDS Uniphase, Oclaro, GigaOptix, and Sumitomo. However, we do not see these companies as direct competitors because our business model is licensing our graphene technologies to original equipment manufacturers like them.  To our knowledge, there are currently no commercially available graphene-based optical components on the market.  Most of our direct competitors for that potential business are in the research and development phase.

Employees

We currently have two full-time employees.  We have arrangements with various independent contractors and consultants to meet additional needs, including management, accounting, investor relations, research and development and other administrative functions.

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

There is no assurance that our new growth-by-acquisition strategy will be successful.

We recently hired a new Chief Executive Officer to implement our new strategy of growing the Company by acquiring other private operating companies engaged in the information technology business.  While we will endeavor to acquire companies that are profitable and accretive, there is no assurance that any of our business acquisitions will be economically successful or perform as expected.  We may acquire businesses that incur unexpected losses, or may not integrate well with the Company.  We may not realize profits on our business acquisitions for a number of reasons, including but not limited to paying higher than fair value, unexpected operating deficits, change in the market, loss of customers, reduced demand, loss of management and other causes.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2015, we incurred an aggregate net loss, and had an accumulated deficit, of $27,372,336.  For the years ended December 31, 2015 and 2014, we incurred net losses of $5,218,161 and $7,704,843.  Our losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our technology.  We believe we will require significant funding to make this transition.  As we do make such transition, we expect our business to grow significantly in size and complexity.  This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources.  As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures.  Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

We may not be able to develop, commercialize or finance the development or commercialization of graphene-based devices.

We are in the early stages of the research and development for graphene-based devices to enable ultrafast fiber optics communication in Cloud computing infrastructure.  There is no assurance that we will be able to successfully develop or commercialize graphene technology.  If successfully developed and commercialized, we plan to license our graphene technology to other companies. We may not be able to attract sufficient interest from private equity partners and banks to complete the project.  If we are not able to fund the cost of developing the graphene technology, we may be forced to scale back our research and development plans.

Sufficient customer acceptance for our technology may never develop or may take longer to develop than we anticipate, and as a result, our revenues and profits, if any, may be insufficient to fund our operations.

The commercial market for graphene is still very much in its infancy.  Sufficient markets may never develop for our technology, may develop more slowly than we anticipate or may develop with economics that are not favorable for us.  The development of sufficient markets for our technology at favorable pricing may be affected by cost competitiveness of our technology, customer reluctance to try new technology and emergence of more competitive technologies.  Because out technology has not yet been used, potential customers may be skeptical about product stability, supply availability, quality control and our financial viability, which may prevent them from purchasing our technology or entering into long-term licensing agreements with us.  We cannot estimate or predict whether a market for our technology will develop, whether sufficient demand for our technology will materialize at favorable prices, or whether satisfactory profit margins will be achieved.  If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and adversely impacted.

The ability of our graphene technology to be utilized on a commercially sustainable basis is unproven, and until we can develop and prove our technology, we likely will not be able to generate or sustain sufficient revenues to continue operating our business.

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

The commercial market for graphene is still very much in its infancy, but the rapidly growing number of graphene related patent applications suggests that intellectual property development is very competitive. Approximately 8,000 graphene-related patents have been filed, evidence of the huge investment and rich pipeline of products under development.  Additionally, the European Union has committed one billion Euros over a decade to research on graphene and other 2D materials, while the Korean and United Kingdom governments have each, respectively, committed at least $40 and £24 million in the past two years.

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

We may become subject to infringement claims or litigation arising out of patents and pending applications of competitors, or additional proceedings initiated by third parties or the United States Patent and Trademark Office ("PTO") to reexamine the patentability of our licensed patents.  The defense and prosecution of intellectual property suits, PTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others.  An adverse determination in litigation or PTO proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, restrict or prevent us from selling our technology in certain markets, or invalidate or render unenforceable our licensed or owned patents.  Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties.  Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

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

If our common stock remains subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market or we have stockholders' equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC's "penny stock" rules.  If our common stock remains subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer's independent registered public accounting firm.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.  It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement.  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Of the 321,497,899 shares of our common stock outstanding as of December 31, 2015, approximately 317,409,000 shares are freely tradable without restriction, as of December 31, 2015.  Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Bulletin Board and OTC-QB Market under the symbol "CABN" since September 28, 2007.  The following table provides, for the periods indicated, the range of high and low bid prices for our common stock.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2013	High	Low
First Quarter	$0.24	$0.13
Second Quarter	0.14	0.01
Third Quarter	0.02	0.0031
Fourth Quarter	0.02	0.0045

Fiscal Year 2014	High	Low
First Quarter	$0.013	$0.0042
Second Quarter	0.0057	0.002
Third Quarter	0.019	0.0009
Fourth Quarter	0.0098	0.004

Fiscal Year 2015	High	Low
First Quarter	$0.016	$0.004
Second Quarter	0.0235	0.005
Third Quarter	0.011	0.0039
Fourth Quarter	0.0065	0.0036

As of March __, 2016 there were 102 holders of record of our common stock.  This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We currently expect to retain future earnings, if any, for the development of our business.

Common Stock

Our Articles of Incorporation, as amended, authorize the issuance of one billion shares of common stock, $.001 par value per share.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders.  Holders of common stock have cumulative voting rights.  Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 24, 2016, our common stock was held by 102 stockholders of record, and we had 337,321,095 shares of common stock issued and outstanding.  We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.  The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street, Canton, Massachusetts 02021.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	14,560,000	$0.03	-0-

Total	14,560,000	$0.03	2,000,000

(1) Consists of options to purchase a total of 14,100,000 common shares and warrants to purchase a total of 460,000 common shares.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this filing.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors" and elsewhere in this annual report.

Cautionary Statements

This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations, and business.  These statements include, among others:

•	statements concerning the potential for benefits that we may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of our expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs;

(i)	aspects of the Company's business are not proprietary and in general the Company is subject to inherent competition;

(j)	further dilution of existing shareholders' ownership in Company; and

(k)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company.

There is no assurance that the Company will be profitable.  The Company may not be able to successfully develop, manage, or market its products and services.  The Company may not be able to attract or retain qualified executives and technology personnel.  The Company may not be able to obtain customers for its products or services.  The Company's products and services may become obsolete.  Government regulation may hinder the Company's business.  Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

Current Overview

Effective September 16, 2014, Carbon Sciences, Inc. ("Carbon Sciences," "we," "us," "our," or the "Company") determined to change the focus of its business from developing a technology to convert natural gas into liquid fuel to developing graphene-based technologies and devices. If successfully developed and commercialized, we plan to license our graphene technology to other companies.  The technology, which we are developing in conjunction with the University of California, Santa Barbara ("UCSB"), is intended to commercialize a new graphene-based optical modulator, a critical fiber optics component needed to help unclog the existing bottlenecks and enable ultrafast communication in data centers for Cloud computing.

On June 18, 2014, we entered into a Sponsored Research Agreement ("SRA #1") with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #1 includes the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of SRA #1 commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, which has been fully paid.

On December 15, 2015, we entered into another Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2 commenced on January 1, 2016 and will expire on June 30, 2016.  The total cost to the Company is $65,497.

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market. On March 7, 2016, we announced that Christopher S. Kelly joined the Company to serve as our Chief Executive Officer and help execute the growth-by-acquisition strategy.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2015, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2015 and 2014, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") as of January 1, 2008 for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 and 2014:

	Total	Level 1	Level 2	Level 3
December 31, 2015:
Derivative liability	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

December 31, 2014:
Derivative liability	$9,476,605	$-	$-	$9,476,605

Total liabilities measured at fair value	$9,476,605	$-	$-	$9,476,605

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the year ended December 31, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

General and Administrative Expenses

General and administrative expenses decreased by $69,966 to $341,160 in the year ended December 31, 2015 from $411,126 in the year ended December 31, 2014.  The decrease in general and administrative expenses in the current year is due primarily to decreases in consulting and professional fees.

Research and Development Expenses

Research and development expenses increased by $105,000 to $298,865 in the year ended December 31, 2015 from $193,865 in the year ended December 31. 2014.  The increase in research and development expenses in the current year is due to the amortization of the payments made for SRA #1 and increased payments to consultants.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $427 to $208 in the year ended December 31, 2015 from $635 in the year ended December 31, 2014.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at December 31, 2015.

Other Income (Expense)

Total other expense was $4,577,928 for the year ended December 31, 2015, compared to total other expense of $7,099,217 for the year ended December 31, 2014.  The decrease in total other expense is primarily due to a $2,686,548 decrease in loss on change in derivative liability to $3,842,671 in the year ended December 31, 2015 from $6,529,219 in the year ended December 31, 2014.  Our estimate of the fair value of the derivative liability for the conversion feature of our convertible notes payable is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Our interest expense increased by $170,669 to $770,752 for the year ended December 31, 2015 from $600,083 for the year ended December 31, 2014.  The increase is the result of new debt incurred to finance our operations.

We also recognized a gain on settlement of debt resulting from the conversion of debt to equity of $5,660 for the year ended December 31, 2015, compared to a gain on settlement of debt of $18,369 for the year ended December 31, 2014.

We impaired the entire carrying amount of our patents and recognized an impairment loss of $1,784 during the year ended December 31, 2014.  We had no such impairment loss during the year ended December 31, 2015.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

As a result, our net loss for the year ended December 31, 2015 was $5,218,161 compared to a net loss of $7,704,843 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital deficit of $15,031,642 compared to a working capital deficit of $10,518,191 as of December 31, 2014.  The increase in the working capital deficit was due primarily to the increase in our non-cash derivative liability.  Our cash balance at December 31, 2015 was $37,696.

During the year ended December 31, 2015, we used net cash of $534,751 in operating activities as a result of our net loss of $5,218,161, non-cash gain on settlement of debt of $5,660 and decrease in accounts payable of $20,535, partially offset by non-cash expenses totaling $4,490,501, a decrease in prepaid expenses of $68,586 and an increase in accrued expenses and other current liabilities of $150,518.

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

We had no net cash provided by or used in investing activities during the years ended December 31, 2015 and 2014.

Net cash provided by financing activities during the year ended December 31, 2015 was $557,000, comprised of proceeds from convertible notes payable.

Net cash provided by financing activities during the year ended December 31, 2014 was $663,408, comprised of proceeds from convertible notes payable of $738,000, partially offset by repayment of convertible notes payable of $74,592.   Our capital needs have primarily been met from the proceeds of equity financings and investor loans, as we are currently have no revenues.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2015, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 25, 2016, the Company engaged Liggett & Webb P.A. ("New Accountant") as its principal independent registered public accounting firm to audit the Company's financial statements.  The Company did not consult the New Accountant on any matters described in Item 304(a)(2) of Regulation S-K during the Company's two most recent fiscal years or any subsequent interim period prior to engaging the New Accountant.  The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company's former accountant, HJ Associates & Consultants, LLP (the "Former Accountant").

The Former Accountant was dismissed effective January 25, 2016.  The Former Accountant's reports on the Company's financial statements during its past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification contained in its audit report for the fiscal years ending December 31, 2013 and 2014.  The decision to change accountants was recommended and approved by the Company's Board of Directors.  During the fiscal years ended December 31, 2013 and December 31, 2014 through the date hereof, the Company did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The New Accountant was engaged effective January 25, 2016.  The New Accountant was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Former Accountant.  The Former Accountant agrees with the above statements. A copy of such letter, dated January 27, 2016, is attached as Exhibit 16.1 to the Company's report on Form 8-K, dated as of January 25, 2016.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2015, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

During the three months ended December 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Byron Elton	62	Chairman of the Board of Directors
William E. Beifuss, Jr.	70	Director, President, Acting Chief Financial Officer and Secretary
Christopher S. Kelly	35	Director and Chief Executive Officer

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Byron Elton — Chairman of the Board.  Mr. Elton has been a director of the Company since March 16, 2009.  He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations.  From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles.  From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm.  He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008.  Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada.  His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.  Mr. Elton's extensive senior level management experience specifically in new business development and partnership strategies made him qualified to serve on the Board of Directors.

William E. Beifuss, Jr. — Director, President, Secretary and Acting Chief Financial Officer.  Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013. Mr. Beifuss also served as the Chief Executive Officer of the Company from May 10, 2013 to March 7, 2016.  Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company.  Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013.  From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9.  He served as the interim Chief Financial Officer of Warp 9 from June 2011 to April 2012.  From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company.  He served as a unit committee chairman of Boy Scouts of America.

Christopher S. Kelly – Director and Chief Executive Officer.  Mr. Kelly was appointed to serve as the Chief Executive Officer and a director of the Company effective March 7, 2016.  Mr. Kelly is an experienced business executive with experience in the mergers and acquisitions field.  From September 2014 until joining the Company, Mr. Kelly served as Chief Operating Officer of Esperer Holdings/Butler America, a private equity acquisition and management company, where he managed all aspects of the purchase and transition of numerous private equity acquisitions in a broad variety of industries.  From July 2009 to September 2014, Mr. Kelly served as Vice President of Construction and Head of Business Development of MJB Construction, an oil and gas construction firm.  Mr. Kelly holds a Juris Doctor degree from University of Denver Sturm College of Law and a Bachelor of Arts Degree in History with a minor in Business Management from Brigham Young University.

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

Our Board of Directors focuses on the most significant risks facing our company and our company's general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board's appetite for risk.  While the Board oversees our company's risk management, management is responsible for day-to-day risk management processes.  We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care."  This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or our shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or our shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or our shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption.  This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Carbon Sciences and our stockholders (through stockholder's derivative suits on behalf of Carbon Sciences) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of Carbon Sciences or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.  In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law.  Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Carbon Sciences, arising out of such person's services as a director or officer of Carbon Sciences, any subsidiary of Carbon Sciences or any other company or enterprise to which the person provides services at the request of Carbon Sciences.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

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

Board Committees

Audit Committee.  Our board of directors has appointed an audit committee.  During our fiscal year ended December 31, 2015, our audit committee is comprised of Byron Elton.  Mr. Elton does not qualify as independent as defined in Rule 4200 of Nasdaq's listing standards.  Our audit committee is authorized to:

•	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

•	resolve any disagreements between management and the auditor regarding financial reporting;

•	pre-approve all auditing and non-audit services;

•	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

•	meet with our officers, external auditors, or outside counsel, as necessary; and

•	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

The audit committee held four meetings during fiscal year ended December 31, 2015.

Compensation Committee.  Our compensation committee is comprised of Byron Elton. Our compensation committee is authorized to:

•	discharge the responsibilities of the board of directors relating to compensation of the our directors, executive officers and key employees;

•	assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

•	oversee the annual process of evaluation of the performance of our management; and

•	perform such other duties and responsibilities as enumerated in and consistent with compensation committee's charter.

Nominating Committee.  Our nominating committee is comprised of Byron Elton. Our nominating committee is authorized to:

•	assist the board of directors by identifying qualified candidates for director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of shareholders;

•	lead the board of directors in its annual review of its performance;

•	recommend to the board director nominees for each committee of the board of directors; and

•	develop and recommend to the board of directors corporate governance guidelines applicable to us.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2015 with senior management.  The audit committee has also discussed with Liggett & Webb P.A. ("Liggett & Webb"), Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from Liggett & Webb required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with Liggett & Webb the independence of Liggett & Webb as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors' independence for Liggett & Webb, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees.  The text of the Code of Ethics has been posted on Carbon Science's Internet website and can be viewed at www.carbonscience.com.  A copy of the Code of Ethics has also been filed as an exhibit to our Annual Report for the year ending December 31, 2007, filed with the SEC on March 26, 2008, and incorporated herein by reference.  Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2015 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table ("Named Executive Officers"), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive's total compensation package.  We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

While we have only hired two executives since inception because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

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
•
Equity incentive awards, such as stock options and non-vested stock, focus executives' efforts on the behaviors within the recipients' control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company's ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer's compensation relative to the benchmark varies based on scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Carbon Sciences' Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2015, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Carbon Sciences: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted ("EBITDA"), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

In November 2011, our board adopted a stock option plan (the "2011 Plan") under which 2,000,000 shares of common stock have been reserved for issuance.  No stock option awards have yet been made to any of our Named Executives or other officers or employees of Carbon Sciences under the 2011 Plan.  Our board has granted a total of 14,000,000 stock options to our current President and a former Chief Executive Officer outside of our 2011 Plan.  These equity incentive awards, we believe, motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2015 and 2014 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2015 whose total compensation exceeded $100,000, which we refer to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

William E. Beifuss, Jr. President, Acting Chief Financial Officer, Secretary, and Former Chief Executive Officer(2)	2015 2014	- -	- -	- -	- -	- -	- -	60,000 60,000	60,000 60,000

(1)	All other compensation consists of consulting fees paid.

(2)	Mr. Beifuss was appointed President, Chief Executive Officer, and acting Chief Financial Officer of the Company effective May 10, 2013. He resigned as our Chief Executive Officer on March 7, 2016.

Employment Agreements

We have a written consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our former Chief Executive Officer, and current President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013.  The agreement may be cancelled by either party with 30 days' notice.

Grants of Equity Awards – Fiscal Year 2015

We did not grant any equity awards to our Named Executive Officers in fiscal year 2015.

Outstanding Equity Awards

The following table sets forth information with respect to grants of options to purchase our common stock to our Named Executive Officer at December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary, and Former Chief Executive Officer (1)	12,000,000	-	-	$0.006	9/23/2020

Byron Elton, Former Chief Executive Officer, Former President, Former Acting Chief Financial Officer and Former Secretary (2)	2,000,000	-	-	$0.006	9/23/2020

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

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2015.

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

No director compensation was paid to our non-employee directors during the fiscal year ended December 31, 2015.  Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

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

•
In the event of any change in our outstanding common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger, or similar event, the board of directors or the committee delegated by the board may adjust proportionally (a) the number of shares of common stock (i) reserved under the 2011 Plan, (ii) available for Incentive Stock Options and Non-statutory Options and (iii) covered by outstanding stock awards or restricted stock purchase offers; (b) the exercise prices related to outstanding grants so that each optionee's proportionate interest is maintained as immediately before such event; and (c) the appropriate fair market value and other price determinations for such grants. In the event of a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, the board of directors or the committee delegated by the board of directors will be authorized to issue or assume stock options, whether or not in a transaction to which Section 424(a) of the Code, applies, and other grants by means of substitution of new grant agreements for previously issued grants or an assumption of previously issued grants.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2016, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 1, 2016 upon the exercise of options, warrants or convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 1, 2016 have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent (1)
Executive Officers and Directors:
William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary and Director (2)(3)	12,955,375	3.71%
Byron Elton, Chairman (4)	2,062,500	0.61%
Christopher S. Kelly, Chief Executive Officer and Director (5)	-	-

All Executive Officers and Directors as a Group (3 persons)	15,017,875	4.27%

(1)	Based upon 337,521,095 shares issued and outstanding as of March 1, 2016.

(2)	Includes 12,000,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 1, 2016.

(3)
 Does not include 1,000 shares of Series A Preferred Stock issued to Mr. Beifuss on February 12, 2016. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right, on or after February 12, 2016, to vote in an amount equal to 51% of the total vote (representing a super majority voting power) with respect to any proposal relating to (a) increasing the authorized share capital of the Company, and (b) effecting any reverse stock split of the Company's issued and outstanding shares of capital stock.  Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series A Preferred Stock.

(4)	Includes 2,000,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 1, 2016.

(5)
 In a separate transaction with an unaffiliated holder of 12,615 shares of the Company's Series B Preferred Stock, Mr. Kelly purchased an option to buy up to 2,700 shares of the Series B Preferred Stock from the holder having an aggregate face amount of up to $270,000.  Mr. Kelly paid $2,700 to the holder for the option.  See Item 13 of this Report for a detailed description of Mr. Kelly's option.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On December 31, 2012, we entered into a convertible promissory note with Byron Elton, the Chairman of our Board of Directors and our former Chief Executive Officer, in exchange for services valued at $185,852.  The maturity date of the note is December 31, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Elton has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  Accrued interest payable on the note was $27,878 at December 31, 2015.

On June 4, 2013, Daniel Nethercott, a former director who resigned effective January 3, 2015, was issued a convertible promissory note in the amount of $25,000 in exchange for services.  The maturity date of the note is June 4, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Nethercott has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion.  Accrued interest payable on the note was $3,219 at December 31, 2015.

On March 7, 2016, in a transaction with an unaffiliated holder of 12,615 shares of the Company's Series B Preferred Stock, Mr. Christopher Kelly, our new Chief Executive Officer, purchased an option to buy up to 2,700 shares of the Series B Preferred Stock from the holder having an aggregate face amount of up to $270,000.  Mr. Kelly paid $2,700 to the holder for the option.  Mr. Kelly is eligible to exercise the option according to the following criteria:

Eligible Option Parts (Face Amount)	Company Fundamental Event
$135,000.00 (50%)
The Company's consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $10,000,000 for the trailing twelve-month period as reported in the Company's quarterly or annual financial statements.

$135,000.00 (50%)
The Company's consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $1,000,000 for the trailing twelve-month period as reported in the Company's quarterly or annual financial statements.

After a Company Fundamental Event(s) has occurred, then Mr. Kelly may exercise the Eligible Option Part(s), after the occurrence of either of the following liquidity events (the "Liquidity Events"):

(a) If the Company is acquired in a transaction valued in excess of $10 million, then Mr. Kelly may exercise the Eligible Option Part(s), shall convert the underlying Preferred Stock into shares of the Company's Common Stock, and shall tender the shares in exchange for the consideration offered to the Company's common stockholders; or

(b) If the shares of the Company's Common Stock are uplisted to a national securities exchange, then twelve (12) months after the uplisting, Mr. Kelly may exercise the Eligible Option Part(s) and, in his sole discretion, convert the underlying Series B Preferred Stock into shares of the Company's Common Stock. Mr. Kelly's sale of such shares of the Company's Common Stock is limited to the following every ninety (90) days:

(i)
1% of the shares of the Company's Common Stock outstanding as shown by the most recent report or statement published by the Company if the shares of the Company's Common Stock are subsequently delisted and quoted on the over-the-counter market, including the OTCQB, or

(ii)
The average weekly reported volume of trading in the shares of the Company's Common Stock on a national securities exchange during the previous four calendar weeks, if the shares of the Company's Common Stock are traded on a national securities exchange.

For the purpose of the option agreement, a "national securities exchange" is the NASDAQ Capital Market, the NASDAQ Global Market, the NASDAQ Global Select Market, the NYSE MKT or the NYSE and any successor to them.

Mr. Kelly forfeits all rights to exercise any remaining Eligible Option Part(s) immediately after the occurrence of the acquisition event described above, or twenty-four (24) months after the above described uplist.

The exercise price for each share of Series B Preferred Stock for which the option is exercised is $100.

If Mr. Kelly ceases to provide any services to the Company as officer, director, employee or consultant, for any reason before the occurrence of any Company Fundamental Event, then the Eligible Option Part(s) associated with Company Fundamental Events that have not occurred as of the date of such cessation of services shall immediately be forfeited as of the date of such cessation of services.  The Eligible Option Part(s) associated with any Company Fundamental Event that occurred prior to the date that Mr. Kelly ceases to provide any services to the Company will continue to be available for Mr. Kelly to exercise until forfeiture occurs.
During the term of the option agreement, the current holder will have the sole right to negotiate with the Company (i) to amend the Series B Preferred Stock to fix an absolute conversion price, or (ii) to amend the Series B Preferred Stock in any manner in the current holder's best interests.
During the term of the option agreement, the current holder agrees not to hypothecate, assign, sell, convert, redeem or otherwise dispose of the face amount or accruing dividend, if any, of the Series B Preferred Stock held by it, or take any enforcement action with respect to the Series B Preferred Stock that corresponds to the Eligible Option Part(s), without the express prior written approval of Mr. Kelly; provided, however, that the current holder may accept payments of accrued dividends, if any, from the Company.

As a potential owner of a portion of the Series B Preferred Stock, Mr. Kelly is subject to all of the same limitations on conversions contained in Section 3(e) of the Certificate of Designation for the Series B Preferred Stock; provided, that Mr. Kelly is not, and unless otherwise required by law, shall not be deemed to be an affiliate of the current holder of the Series B Preferred Stock, nor are the current holder and Mr. Kelly acting as a "group", as defined under Rule 13(d) of the Securities Exchange Act of 1934, as amended, and Schedules 13D and 13G promulgated thereunder.

Mr. Kelly agrees in connection with any registration of the Company's securities that, upon the request of the Company or the underwriters managing any public offering of the Company's securities, Mr. Kelly will not sell or otherwise dispose of any securities received from the conversion of the Series B Preferred Stock, without the prior written consent of the Company or such underwriters, as the case may be, for such period of time (not to exceed one hundred eighty (180) days) after the effective date of such registration requested by such underwriters and subject to all restrictions as the Company or the underwriters may specify.

During the past three fiscal years, there have been no transactions other than those described above, and there are no currently proposed transactions in which the Company is a participant in which any related person has or will have a direct or indirect material interest which exceeds the lesser of $120,000 or one percent of the Company's total assets at year end for the last two completed fiscal years.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq's listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. in 2016 for the audit of our 2015 annual financial statements will total approximately $30,000.

The aggregate fees incurred by us to HJ Associates & Consultants, LLP for our 2014 audit and reviews was $36,779. Fees incurred to HJ Associates & Consultants, LLP  for our 2015 reviews were $17,225.

Audit-Related Fees

We incurred no audit-related fees during 2015 and 2014 to Liggett & Webb, P.A. and HJ Associates & Consultants, LLP.

Tax Fees

We incurred fees of $1,025 and $950 to HJ Associates & Consultants, LLP for tax compliance services for the years ended December 31, 2015 and 2014, respectively.

All Other Fees

There were no fees billed to us by Liggett & Webb, P.A. or HJ Associates & Consultants, LLP for services other than the services described above under "Audit Fees,"  "Audit-Related Fees" and "Tax Fees" during the years ended December 31, 2015 and 2014.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the board's review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

As of the date of this filing, our current policy is to not engage Liggett & Webb P.A. to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services.  The policy provides that we engage Liggett & Webb P.A. to provide audit, tax compliance, and other assurance services, such as review of SEC reports or filings.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

EXHIBIT INDEX

3.1
Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on August 25, 2007. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007).

3.2
Articles of Amendment of Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on April 9, 2007 (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007).

3.3
Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on May 9, 2011 (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 16, 2011).

3.4
Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 1, 2011 (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2011).

3.5	Series A Preferred Stock Certificate of Designation of Carbon Sciences, Inc.. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2016).

3.6	Series B Preferred Stock Certificate of Designation of Carbon Sciences, Inc.. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 4, 2016).

3.7	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007).

4.3
Form of Warrant issued in connection with Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.1	Lease agreement with Ekwill Street, L.P. (as amended). (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.2
Exclusive License Agreement between Carbon Sciences, Inc. and the University of Saskatchewan dated December 23, 2010. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.3
Consulting Agreement dated as of March 30, 2011 between Carbon Sciences, Inc. and Emerging Fuels, Technology, Inc. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.4
Form of Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.5	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.6	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.7	Consulting Agreement between Carbon Sciences, Inc. and Howard Fong, dated December 8, 2011. (Incorporated by reference to the Company's Registration Statement on S-1 filed on January 9, 2012)

10.8	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.9	Form of Subscription Agreement dated as of October 2, 2006(Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.10	Form of Subscription Agreement dated as of March 1, 2007(Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.11	Form of Subscription Agreement dated as of April 16, 2007(Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.12
Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013filed on March 31, 2014)

10.13	Shareholders' Agreement for Transphene, Inc., dated January 5, 2015 (Incorporated by reference to the Company's Report on Form 8K filed on January 8, 2015)

14.1	Code of Ethics (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

16.1	Letter from HJ Associates & Consultants, LLP dated January 27, 2016 (Incorporated by reference to the Company's Report on Form 8-K filed on January 29, 2016)

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Carbon Sciences, Inc.

Date: March 24, 2016	By:	/s/ William E. Beifuss, Jr.
PRESIDENT (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ William E. Beifuss, Jr. William E. Beifuss, Jr. /s/ Christopher S. Kelly Christopher S. Kelly	DIRECTOR, PRESIDENT, AND ACTING CHIEF FINANCIAL OFFICER DIRECTOR AND CHIEF EXECUTIVE OFFICER	March 24, 2016 March 24, 2016

/s/ Byron Elton Byron Elton	CHAIRMAN OF THE BOARD OF DIRECTORS	March 24, 2016

CARBON SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
Santa Clarita, California

We have audited the accompanying consolidated balance sheet of Carbon Sciences, Inc. ("the Company") as of December 31, 2015, and the related consolidated statement of operations, shareholders' deficit, and cash flow for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 24, 2016
New York, New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
Santa Barbara, California

We have audited the accompanying balance sheet of Carbon Sciences, Inc. as of December 31, 2014 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/c/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 27, 2015

CARBON SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$37,696	$15,447
Prepaid expenses	2,007	70,593
Total current assets	39,703	86,040

PROPERTY AND EQUIPMENT, NET	339	547

Total assets	$40,042	$86,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$139,735	$160,270
Accrued expenses and other current liabilities	4,611	5,223
Accrued interest, notes payable	285,624	141,434
Derivative liability	13,184,369	9,476,605
Convertible notes payable	191,500	166,500
Convertible notes payable, net of discount of $222,758 and $191,265, respectively	1,265,506	654,199
Total current liabilities	15,071,345	10,604,231

LONG-TERM LIABILITIES:
Convertible notes payable, net of discount of $159,768 and $253,883, respectively	40,232	61,117
Convertible notes payable	-	25,000
Total long-term liabilities	40,232	86,117

Total liabilities	15,111,577	10,690,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 321,497,899 and 241,186,179 shares issued and outstanding	321,499	241,186
Additional paid-in capital	11,979,302	11,309,228
Accumulated deficit	(27,372,336)	(22,154,175)
Total stockholders' deficit	(15,071,535)	(10,603,761)
Total liabilities and stockholders' deficit	$40,042	$86,587

See notes to financial statements

CARBON SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative	341,160	411,126
Research and development	298,865	193,865
Depreciation	208	635

Total operating expenses	640,233	605,626

LOSS FROM OPERATIONS	(640,233)	(605,626)

OTHER INCOME (EXPENSE):
Rental income	29,835	13,500
Gain on settlement of debt	5,660	18,369
Loss on change in derivative liability	(3,842,671)	(6,529,219)
Interest expense	(770,752)	(600,083)
Impairment of intangible assets	-	(1,784)

Total other income (expense)	(4,577,928)	(7,099,217)

LOSS BEFORE INCOME TAXES	(5,218,161)	(7,704,843)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,218,161)	$(7,704,843)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	295,123,526	158,606,001

See notes to financial statements

CARBON SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	-	$-	72,134,930	$72,135	$10,614,891	$(14,449,332)	$(3,762,306)

Issuance of common stock for conversion of notes payable and accrued interest payable (44,783,036 shares issued at fair value at $0.0017 - $0.0041 per share)	-	-	44,783,036	44,783	127,324	-	172,107

Issuance of common stock for conversion of notes payable (54,697,929 shares issued at fair value at $0.00294 per share)	-	-	54,697,929	54,698	197,655	-	252,353

Issuance of common stock for conversion of notes payable and accrued interest payable (63,570,284 shares issued at fair value at $0.00045 per share)	-	-	63,570,284	63,570	288,910	-	352,480

Issuance of common stock for accrued services pursuant to restricted stock awards (6,000,000 shares issued at fair value at $.0098 - $0.007 per share)	-	-	6,000,000	6,000	43,623	-	49,623

Stock compensation cost	-	-	-	-	36,825	-	36,825

Net loss	-	-	-	-	-	(7,704,843)	(7,704,843)

Balance at December 31, 2014	-	$-	241,186,179	$241,186	$11,309,228	$(22,154,175)	$(10,603,761)

See notes to financial statements

CARBON SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014 (continued)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Issuance of common stock for conversion of notes payable and accrued interest payable (80,311,720 shares issued at fair value at $0.0055 - $0.0135 per share)	-	$-	80,311,720	$80,313	$642,074	$-	$722,387

Stock compensation cost	-	-	-	-	28,000	-	28,000

Net loss	-	-	-	-	-	(5,218,161)	(5,218,161)

Balance at December 31, 2015	-	$-	321,497,899	$321,499	$11,979,302	$(27,372,336)	$(15,071,535)

See notes to financial statements

CARBON SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,218,161)	$(7,704,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	635
Stock compensation cost	28,000	36,825
Gain on settlement of debt	(5,660)	(18,369)
Amortization of debt discount and beneficial conversion feature recorded to interest expense	619,622	488,599
Impairment of intangible assets	-	1,784
Loss on change in derivative liability	3,842,671	6,529,219
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	68,586	(66,835)
Increase (decrease) in:
Accounts payable	(20,535)	(57,148)
Accrued expenses and other current liabilities	150,518	130,790
NET CASH USED IN OPERATING ACTIVITIES	(534,751)	(659,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	557,000	738,000
Repayment of convertible notes payable	-	(74,592)
NET CASH PROVIDED BY FINANCING ACTIVITIES	557,000	663,408

NET INCREASE IN CASH	22,249	4,065
CASH, BEGINNING OF THE YEAR	15,447	11,382

CASH, END OF THE YEAR	$37,696	$15,447

See notes to financial statements

CARBON SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

1.  ORGANIZATION AND LINE OF BUSINESS

Organizational History

Carbon Sciences, Inc. (the "Company") was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc.  On April 2, 2007, the Company changed its name to Carbon Sciences, Inc.

Overview of Business

The Company was initially in the business of offering real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name.  We are currently developing graphene-based technologies and devices.  Graphene is a naturally occurring sheet of pure carbon that is only one atom thick.  It is flexible, transparent, impermeable to moisture, strong and highly conductive. Experts believe that graphene is a very versatile material that can enable new applications such as bendable touchscreen displays, rapid charge batteries, super-capacitors, low cost solar cells, extreme high-speed semiconductors, biosensors, as well as water purification.  If successfully developed and commercialized, we plan to license our graphene technology to other companies.  The technology, which we are developing in conjunction with the University of California, Santa Barbara ("UCSB") (Note 6), is intended to commercialize graphene for optical modulator applications to potentially enhance the speed and performance of fiber optic systems.

In January 2015, we formed Transphene, Inc. ("Transphene") to hold 50% ownership in the technology developed through a research agreement (Note 6).  Through December 31, 2015, the Company has not licensed any intellectual property from UCSB and therefore has not assigned any intellectual property to Transphene.  There have been no financial transactions in Transphene and no impact on our consolidated financial statements.  All future inter-company transactions will be eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through December 31, 2015, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements.  The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Depreciation expense for the years ended December 31, 2015 and 2014 was $208 and $635, respectively.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2015 and 2014, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") as of January 1, 2008 for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 and 2014:

	Total	Level 1	Level 2	Level 3
December 31, 2015:
Derivative liability	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

December 31, 2014:
Derivative liability	$9,476,605	$-	$-	$9,476,605

Total liabilities measured at fair value	$9,476,605	$-	$-	$9,476,605

During the years ended December 31, 2015 and 2014, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2013	$2,811,962
Addition to liability for new debt issued	738,000
Elimination of liability on conversion	(602,576)
Change in fair value	6,529,219

Derivative liability at December 31, 2014	9,476,605
Addition to liability for new debt issued	557,000
Elimination of liability on conversion	(691,907)
Change in fair value	3,842,671

Derivative liability at December 31, 2015	$13,184,369

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

Loss per Share Calculations
The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

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

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2015 and 2014, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  The Company has excluded 14,100,000 exercisable options, 460,000 warrants and shares issuable from $1,879,764 in convertible promissory notes for the year ended December 31, 2015.  The Company has excluded 8,500,000 exercisable options,  460,000 warrants and shares issuable from $1,351,964 in convertible promissory notes for the year ended December 31, 2014.

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

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $298,865 and $193,865 for the years ended December 31, 2015 and 2014, respectively.

Advertising Costs
We expense the cost of advertising and promotional materials when incurred.  We incurred no advertising costs for the years ended December 31, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the year ended December 31, 2015 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

3.  CAPITAL STOCK

At December 31, 2015, the Company's authorized stock consisted of 1,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

During the year ended December 31, 2015, the Company issued a total of 80,311,720 shares of common stock at fair value in conversion of $29,200 of convertible promissory notes, accrued interest payable of $6,940 and derivative liability of $691,907.  We recognized a gain of $5,660 on the conversion of the notes.

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

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

In September 2013, the Board of Directors granted a total of 14,000,000 non-qualified stock options to a former Chief Executive Officer and our current President to purchase a total of 14,000,000 shares at an exercise price of $0.006 per share.  The options vest over a period of 25 months beginning in October 2013 and are exercisable for a period of seven years from the date of grant.  As of December 31, 2015, we had no unrecognized stock-based compensation expense.

As of December 31, 2015, the Company had a total of 14,100,000 non-qualified stock options outstanding to purchase 14,100,000 shares of common stock to our employees, officers, and consultants.  Stock-based compensation expense included in general and administrative expense was $28,000 and $36,825 for the years ended December 31, 2015 and 2014, respectively.

A summary of the Company's stock option awards as of December 31, 2015, and changes during the years ended December 31, 2015 and 2014 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	14,100,000	$0.019	6.72	$56,000
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at December 31, 2014	14,100,000	$0.019	5.72	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at December 31, 2015	14,100,000	$0.019	4.72	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.004 as of December 31, 2015, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of December 31, 2015, the Company had 460,000 common stock purchase warrants outstanding, with an exercise price of $0.50 per share and expiring on various dates in 2017 and 2018.

Restricted Stock Awards

On September 12, 2013 and as amended on October 24, 2013, two consultants were each granted restricted stock awards for 14,000,000 shares of our common stock (the "RSAs").  The shares were to vest upon reaching certain defined milestones related to our development and construction of a gas-to-liquid plant.

During the year ended December 31, 2014, 3,000,000 shares vested for each of the two consultants and we recognized total compensation expense of $49,623.  We have discontinued our development of the gas-to-liquid plant involving the consultants.  Therefore, there will be no further vesting of shares and recognition of compensation expense under RSAs.

5.  CONVERTIBLE PROMISSORY NOTES PAYABLE

Institutional Lender

On July 8, 2013, September 16, 2013 and January 6, 2014, we entered into securities purchase agreements with an institutional lender for the issuance of three 8% promissory notes in the aggregate principal amounts of $42,500, $32,500 and $63,000, respectively.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of $58% multiplied by a defined market price, representing a discount of 42%.  The market price is defined as the average of the lowest three trading prices for our common stock during a ten trading day period ending on the latest complete trading day prior to the conversion date.

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

Convertible Promissory Note - $299,212

On December 12, 2012, we exchanged certain promissory notes in the aggregate amount of $327,500 for convertible promissory notes.  We entered into 10% convertible promissory note agreements in the aggregate principal amount of $327,500, which were convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.54 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person after the effective date.  The notes were to mature one year from the effective date of the note.  We recorded a debt discount of $327,500 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.  During 2013, the principal sum of $62,000, plus accrued interest was transferred to another investor.

Effective October 24, 2013, the remaining principal balance of the notes discussed in the preceding paragraph totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212, which originally matured on October 24, 2014.  The new note is convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.006 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person through the issuance of securities after the effective date.  After conversions to our common stock during 2013 and 2014, the note had a principal balance of $233,012 payable at December 31, 2014.  During the year ended December 31, 2015, a total of $29,200 principal and $6,940 accrued interest were converted into shares of our common stock, resulting in a principal balance of $203,812 payable at September 30, 2015.  The maturity date of the note was extended to June 30, 2016.

Convertible Promissory Notes - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into convertible promissory note agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $0.20 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  One of the notes with a principal balance of $25,980 at December 31, 2015 matured on December 31, 2014 and is currently in default.  The other two notes mature on December 31, 2016.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, total amortization was recorded to interest expense in the amounts of $0 and $120,958, respectively.

Convertible Promissory Note - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a convertible promissory note in the aggregate principal amount of $100,000.  The note is convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.09 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note was to mature one year from its effective date.  The maturity date has been extended to June 30, 2016.  We recorded a debt discount of $40,000, which has been fully amortized to interest expense.

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we entered into a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $0.15 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matured two years from its effective date, or March 14, 2015, and is currently in default.

Convertible Promissory Note - $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for a 10% convertible promissory note in the aggregate principal amount of $97,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.028 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The maturity date of the note was extended to June 30, 2016.  We recorded a debt discount of $97,000, which has been fully amortized to interest expense.

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000.  The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.035 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date, or June 4, 2016.

Convertible Promissory Note - $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.0042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2016.  We recorded a debt discount of $2,536, which has been fully amortized to interest expense, along with a derivative liability at inception. During the years ended December 31, 2015 and 2014, total amortization was recorded to interest expense in the amounts of $0 and $1,459, respectively.

Convertible Promissory Note - $250,000

On October 8, 2012, we entered into to a 10% convertible promissory note in the aggregate principal amount of $250,000.  The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.006 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The maturity dates of the notes were extended to June 30, 2016.

The lender previously advanced a total of $11,000 in August and September 2013 that was transferred to this promissory note.  We recorded a debt discount of $11,000, which has been fully amortized to interest expense, along with a derivative liability upon transfer.  During the years ended December 31, 2015 and 2014, amortization of debt discount to interest expense was $0 and $5,863, respectively.

On October 21, 2013, we received additional proceeds of $22,000 on this promissory note.  We recorded a debt discount of $22,000, which has been fully amortized to interest expense, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount to interest expense was $0 and $13,418, respectively.

On November 22, 2013, we received additional proceeds of $25,000 on this promissory note agreement.  We recorded a debt discount of $25,000, which has been fully amortized to interest expense, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount to interest expense was $0 and $19,613, respectively.

April 2014 Convertible Promissory Note - $500,000

On April 18, 2014, we entered into a 10% convertible promissory note with an aggregate principal amount of $500,000 (the "April 2014 $500,000 CPN").  The advance amounts received are at the lender's discretion.  The notes are convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The note matures, with respect to each advance, eighteen months from the effective date of each advance.

On April 18, 2014, we received proceeds of $60,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $31,861 and $28,139, respectively.  At December 31, 2015, the debt discount has been fully amortized to interest expense.

On May 20, 2014, we received proceeds of $45,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $26,557 and $18,443, respectively.  At December 31, 2015, the debt discount has been fully amortized to interest expense.

On June 30, 2014, we received proceeds of $200,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $132,847 and $67,153, respectively.  At December 31, 2015, the debt discount has been fully amortized to interest expense.

On July 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $16,621 and $7,559, respectively, resulting in a remaining discount of $820 at December 31, 2015.

On August 6, 2014, we received proceeds of $65,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $43,215 and $17,404, respectively, resulting in a remaining discount of $4,381 at December 31, 2015.

On August 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $16,621 and $6,148, respectively, resulting in a remaining discount of $2,231 at December 31, 2015.

On September 9, 2014, we received proceeds of $56,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $37,367 and $11,569, respectively, resulting in a remaining discount of $7,064 at December 31, 2015.

On October 8, 2014, we received proceeds of $24,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $15,985 and $3,679, respectively, resulting in a remaining discount of $4,336 at December 31, 2015.

October 2014 Convertible Promissory Note - $500,000

On October 1, 2014, we entered into a 10% convertible promissory note with an aggregate principal amount of $500,000 (the "October 2014 $500,000 CPN").  The advance amounts received are at the lender's discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The notes mature eighteen months from the effective date of each advance.

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $43,294 and $10,794, respectively, resulting in a remaining discount of $10,912 at December 31, 2015.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $20,018 and $2,962, respectively, resulting in a remaining discount of $7,020 at December 31, 2015.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2015 and 2014, amortization of debt discount was recorded to interest expense in the amount of $16,651 and $1,004, respectively, resulting in a remaining discount of $7,345 at December 31, 2015.

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $59,035, resulting in a remaining discount of $32,965 at December 31, 2015.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $17,770, resulting in a remaining discount of $12,230 at December 31, 2015.

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $15,818, resulting in a remaining discount of $14,182 at December 31, 2015.

On April 17, 2015, we received proceeds of $45,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $21,148, resulting in a remaining discount of $23,852 at December 31, 2015.

On May 5, 2015, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $28,364, resulting in a remaining discount of $36,636 at December 31, 2015.

On May 11, 2015, we received proceeds of $40,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $17,018, resulting in a remaining discount of $22,982 at December 31, 2015.

On June 22, 2015, we received proceeds of $35,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $12,240, resulting in a remaining discount of $22,760 at December 31, 2015.

On June 23, 2015, we received proceeds of $20,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $20,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $6,958, resulting in a remaining discount of $13,042 at December 31, 2015.

On July 9, 2015, we received proceeds of $23,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $23,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $7,318, resulting in a remaining discount of $15,682 at December 31, 2015.

July 2015 Convertible Promissory Note - $500,000

On July 13, 2015, we entered into a 10% convertible promissory note with an aggregate principal amount of $500,000 (the "July 2015 $500,000 CPN").  The advance amounts received are at the lender's discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The note, with respect to each advance matures eighteen months from the effective date of each advance.

On July 13, 2015, we received proceeds of $12,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $3,731, resulting in a remaining discount of $8,269 at December 31, 2015.

On August 7, 2015, we received proceeds of $65,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $17,255, resulting in a remaining discount of $47,745 at December 31, 2015.

On September 10, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $5,119, resulting in a remaining discount of $19,881 at December 31, 2015.

On October 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $3,611, resulting in a remaining discount of $21,389 at December 31, 2015.

On November 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $2,194, resulting in a remaining discount of $22,806 at December 31, 2015.

On December 9, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $1,005, resulting in a remaining discount of $23,995 at December 31, 2015.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion features of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rate. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification.  The Company elected to recognize the notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at December 31, 2015 and 2014 are as follows:

	2015	2014

Stock price on the valuation date	$0.004	$0.0045
Conversion price for the debt	$0.004 - $0.0045	$0.0045 - $0.005
Dividend yield	0.00%	0.00%
Years to maturity	1.00 – 1.44	0.89-1.44
Risk free rate	.65% - .86%	.14%-.46%
Expected volatility	103.67% - 151.10%	176.60% - 326.86%

The value of the derivative liability balance at December 31, 2015 and 2014 was $13,184,369 and $9,476,605, respectively.  These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.  Based on the assumptions used to estimate the fair value of the derivative liability at December 31, 2015 and assuming all lenders convert the notes payable at the December 31, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

6.  RESEARCH AGREEMENTS AND FORMATION OF SUBSIDIARY

On June 18, 2014, we entered into a Sponsored Research Agreement ("SRA #1") with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #1 included the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of SRA #1 commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, which has been fully paid.  The Company amortized the SRA #1 payments over the life of the contract.  Research and development expenses included $193,865 related to the SRA #1 for each of the years ended December 31, 2015 and 2014.

On December 15, 2015, we entered into another Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2 will commence on January 1, 2016 and expire on June 30, 2016.  The total cost to the Company is $65,497.

On January 5, 2015, the Company formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene is formed to commercialize any technology that the Company licenses out of SRA #1. In consideration for its interest in Transphene, the Company assigned to Transphene the intellectual property rights acquired by the Company from SRA #1.  The Company and Banerjee also entered into a Shareholders' Agreement pursuant to which the Company and Banerjee agreed to (i) vote their shares to elect Mr. William E. Beifuss, Jr., President and Chief Executive Officer of the Company, and Banerjee as the directors of Transphene and (ii) not sell or transfer shares until the selling shareholder first offers its shares to the other shareholder.  Through December 31, 2015, the Company has not licensed any intellectual property from UCSB and therefore has not assigned any intellectual property to Transphene.  There have been no financial transactions in Transphene and no impact on our consolidated financial statements. At this time, the Company does not see an opportunity to commercialize the research findings from SRA #1.  The Company does not intend to continue Transphene, and expects to terminate, wind-up and dissolve the subsidiary in 2016.  Any future inter-company transactions will be eliminated in consolidation.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2015 and 2014, we paid no amounts for income taxes.

During the years ended December 31, 2015 and 2014, we paid interest of $0 and $18,983, respectively.

During the year ended December 31, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 80,311,720 shares of common stock in conversion of $29,200 in convertible notes payable, plus $6,940 of accrued interest payable, increasing common stock by $80,313, increasing additional paid-in capital by $642,074, decreasing derivative liability by $691,907 and recording a gain on settlement of debt of $5,660.

The Company increased debt discount and derivative liability by $557,000 for the issuance of new convertible debt.

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

We decreased accrued interest payable and increased convertible notes payable by $11,955.

8.  INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 43% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2015	2014

Income tax benefit at statutory rate	$(2,243,800)	$(3,313,100)
State income taxes, net of federal benefit	(300)	(300)
Non deductible stock deductions	1,928,300	3,046,900
Other	-	(2,800)
Valuation allowance	315,800	269,300

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2015	2014

Deferred tax assets:
Net operating loss carryforward	$3,782,600	$3,471,200
Research and development credit carryforward	100,100	100,100
Related party accrued expenses	13,400	8,800
Accrued compensated absences	400	600

Valuation allowance	(3,896,500)	(3,580,700)

	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of December 31, 2015, we recorded a valuation allowance of $3,896,500 against net current deferred tax.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2015, we had a net operating loss carryforward available to offset future taxable income of approximately $8,797,000, which begins to expire at dates that have not been determined.  If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2015 and 2014, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense).  As of December 31, 2015 and 2014, we had no accrued interest or penalties related to uncertain tax positions.

9.  RELATED PARTY TRANSACTIONS

See Note 5 for discussion of convertible notes payable with related parties, including multiple lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of December 31, 2015 and 2014, with accrued interest payable of $27,878 and $18,585 as of December 31, 2015 and 2014, respectively.  The note matures on December 31, 2016.

On June 4, 2013, we entered into a convertible note with a former member of our Board of Directors in exchange for services valued at $25,000.  As of December 31, 2015 and 2014, the principal balance of this related party note was $25,000, with accrued interest payable of $3,219 and $1,969 as of December 31, 2015 and 2014, respectively.  The note matures on June 4, 2016.

10.  COMMITMENTS AND CONTINGENCIES - OPERATING LEASE

We extended our facility lease for a period of five years, expiring on September 30, 2017.  The base rent for the period of October 1, 2012 to September 30, 2013 is $2,884 per month, and for the remaining period commencing on October 1, 2013 to September 30, 2017 the base rent will be $2,971 per month. Rent expense for the years ended December 31, 2015 and 2014 was $45,646 and $58,306, respectively.  Minimum rental payments for the years ended December 31, 2016 and 2017 will be $35,652 and $26,739, respectively.

11.  CONSULTING AGREEMENT

We have a written consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our President, Acting Chief Financial Officer, and former Chief Executive Officer for the payment of monthly compensation of $5,000 per month beginning in June 2013.  The agreement may be cancelled by either party with 30 days notice.

12.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Series A Preferred Stock

On February 12, 2016, the Board of Directors of the Company authorized the issuance of 1,000 shares of Series A Preferred Stock to the Company's President and director, William E. Beifuss, Jr.

On February 12, 2016, the Company filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock.  The shares of Series A Preferred Stock have a par value of $0.0001 per share. The Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock.

For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right, on or after February 12, 2016, to vote in an amount equal to 51% of the total vote (representing a super majority voting power) with respect to any proposal relating to (a) increasing the authorized share capital of the Company, and (b) effecting any reverse stock split of the Company's issued and outstanding shares of capital stock.  Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series A Preferred Stock.  For example, if there are 10,000 shares of the Company's common stock issued and outstanding at the time of such shareholder vote, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting.

The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following: (i) a date ninety (90) days after the effective date of the Certificate, (ii) on the date that Mr. Beifuss ceases, for any reason, to serve as officer, director or consultant of the Company, or (iii) on the date that the Company's shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series A Preferred Stock set forth in this Certificate of Designation.

Additionally, the Company is prohibited from adopting any amendments to the Company's Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series A Preferred Stock, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Series B Preferred Stock

Effective March 3, 2016, the Board of Directors of the Company authorized the issuance of 16,155 shares of Series B Preferred Stock having a face value of $1,615,500 to holders of convertible promissory notes in the aggregate principal amount of $1,615,362 payable by the Company (the "Prior Notes"), in exchange for the redemption and cancellation of the Prior Notes, including all outstanding principal of $1,615,362 and unpaid interest, which has been accruing at 10% per annum.  The Prior Notes were originally issued by the Company as follows:

Effective Date	Annual Interest	Outstanding Principal Balance
December 12, 2012	10%	$198,912.00
February 22, 2013	10%	$34,450.00
May 29, 2013	10%	$97,000.00
October 7, 2013	10%	$58,000.00
April 18, 2014	10%	$500,000.00
October 1, 2014	10%	$500,000.00
July 13, 2015	10%	$227,000.00

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution of them.

On March 2, 2016, the Company filed a Certificate of Designation for its Series B Preferred Stock with the Secretary of State of Nevada designating 30,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share.

The total face value of this entire series is three million dollars ($3,000,000.00). Each share of Series B Preferred Stock has a stated face value of One Hundred Dollars ($100.00) ("Share Value"), and is convertible into shares of fully paid and non-assessable shares of common stock ("Common Stock") of the Company.

The holders of outstanding shares of the Series B Preferred Stock (the "Holders") are entitled to receive dividends pari passu with the holders of Common Stock, except upon a liquidation, dissolution and winding up of the Company, in which case the Series B Preferred Stock has a preference. Such dividends will be paid equally to all outstanding shares of Series B Preferred Stock and Common Stock, on an as-if-converted basis with respect to the Series B Preferred Stock. The Holders may elect to use the most favorable conversion price for the purpose of determining the as-if-converted number of shares.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holder of each outstanding share of the Series B Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to one hundred dollars ($100.00) for each such share of the Series B Preferred Stock (as adjusted for any combinations, consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, before any payment is made or any assets distributed to the holders of the Common Stock.  After such payment, the remaining assets of the Company will be distributed to the Holders of Common Stock.

If the assets to be distributed to the Holders of the Series B Preferred Stock are insufficient to permit the receipt by such Holders of the full preferential amounts, then all of such assets will be distributed among such Holders ratably in accordance with the number of such shares then held by each such Holder.

The sale of all or substantially all of the Company's assets, any consolidation or merger of the Company with or into any other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization, own less than fifty percent (50%) of the Company's voting power immediately after such consolidation, merger or reorganization, or any transaction or series of related transactions to which the Company is a party in which in excess of fifty percent (50%) of the Company's voting power is transferred, excluding any consolidation or merger effected exclusively to change the domicile of the Company, is deemed to be a liquidation, dissolution or winding up.

The Series B Preferred Stock is convertible into Common Stock.

The Holder has the right, at any time, at its election, to convert all or part of the Share Value into shares of Common Stock. The conversion price is the lesser of (1) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after December 12, 2012 or (2) the lowest effective price per share granted to any person or entity, including the Holder but excluding officers and directors of the Company, to acquire Common Stock, or adjusted, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents (the "Conversion Price").

The conversion formula is as follows: The number of shares receivable upon conversion equals the Share Value divided by the Conversion Price. A conversion notice (the "Conversion Notice") may be delivered to Company by any method of Holder's choice (including but not limited to email, facsimile, mail, overnight courier, or personal delivery), and all conversions will be cashless and not require further payment from the Holder. If no objection is delivered from the Company to the Holder, with respect to any variable or calculation reflected in the Conversion Notice, within 24 hours of delivery of the Conversion Notice, the Company will thereafter be deemed to have irrevocably confirmed and ratified such notice of conversion and waived any objection. The Company will deliver the shares of Common Stock from any conversion to the Holder (in any name directed by the Holder) within three (3) business days of Conversion Notice delivery. If the Company is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer ("FAST") program, then upon request of the Holder and provided that the shares to be issued are eligible for transfer under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or are effectively registered under the Securities Act, the Company will cause its transfer agent to electronically issue the Common Stock issuable upon conversion to the Holder through the DTC Direct Registration System ("DRS"). If the Company is not participating in the DTC FAST program, then the Company agrees in good faith to apply and cause the approval for participation in the DTC FAST program.

The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. No fractional shares of the Common Stock shall be issuable upon the conversion of shares of the Series B Preferred Stock and the Company shall pay the cash equivalent of any fractional share upon such conversion.

If the Company fails to deliver shares in accordance with the required time frame, then for each conversion, a penalty of $1,500 per day will be assessed for each day after the third business day (inclusive of the day of the conversion) until share delivery is made.  Such penalty may be converted into Common Stock at the Conversion Price or payable in cash, at the sole option of the Holder (under the Holder's and the Company's expectations that any penalty amounts shall tack back to the original date of the issuance of Series B Preferred Stock, consistent with applicable securities laws).

In no event will the Holder be entitled to convert any Series B Preferred Stock, such that upon conversion the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of this Series B Preferred Stock or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to these limitations), and (2) the number of shares of Common Stock issuable upon the conversion of Series B Preferred Stock, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.  The limitations on conversion may be waived by the Holder upon, at the election of the Holder, not less than 61 days prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Holder, as may be specified in such notice of waiver).

Except as required by law, the Holders of Series B Preferred Stock are not entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting).  Each Holder of outstanding shares of Series B Preferred Stock will be entitled, on the same basis as holders of Common Stock, to receive notice of such action or meeting.

So long as any shares of the Series B Preferred Stock remain outstanding, the Company will not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock voting together as one class: (a) alter or change the rights, preferences or privileges of the shares of the Series B Preferred Stock so as to affect materially and adversely such shares; or (b) create any new class of shares having preference over the Series B Preferred Stock.

The Holder has the right, at its sole discretion, to elect a fixed conversion price for the Series B Preferred Stock.  The Fixed Conversion Price may not be lower than the Conversion Price.  The Company will not, by amendment of its Certificate of Incorporation, bylaws or through any reorganization, transfer of assets, consolidation, merger, scheme of arrangement, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Certificate of Designation, and will at all times carry out all the provisions of the Certificate of Designation.

Debt Conversions

Subsequent to December 31, 2015, we issued lenders a total of 30,280,182 shares of our common stock for the conversion of debt principal of $10,450 and accrued interest of $3,176.

Subsequent Borrowings

On March 4, 2016, we entered into a convertible promissory note in the aggregate principal amount of $1,000,000 (the "March 2016 $1,000,000 CPN").  The lender advanced $25,000 upon execution of the March 2016 $1,000,000 CPN, and advanced $27,000 on March 14, 2016 and $33,000 on March 17, 2016.  The lender may advance the Company additional consideration in such amounts as the lender may choose in its sole discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note.

We received proceeds of $25,000 in each of January and February 2016 from the July 2015 $500,000 CPN.

Extension of Maturity Dates of Convertible Promissory Notes

Subsequent to December 31, 2015, the maturity dates of certain convertible promissory notes were extended to various dates in 2016.  See Note 5.