Form 10-Q
period 2016-03-31
Carbon Sciences, Inc.
filed 2016-05-16
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of registrant's common stock outstanding, as of May 16, 2016 was 35,177,808.

CARBON SCIENCES, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Consolidated Balance Sheets
	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)

Current assets:
Cash	$23,107	$37,696
Prepaid expenses	22,052	2,007
Total current assets	45,159	39,703

Property and equipment, net	1,718	339
Total assets	$46,877	$40,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$154,410	$139,735
Accrued expenses and other current liabilities	5,315	4,611
Accrued interest, notes payable	49,815	285,624
Derivative liabilities	8,592,399	13,184,369
Convertible notes payable	54,500	191,500
Convertible notes payable, net of discount of $80,627 and $222,758, respectively	253,825	1,265,506
Total current liabilities	9,110,264	15,071,345

Long-term liabilities – Convertible notes payable, net of
discount of 0 and $159,768, respectively	-	40,232

Total liabilities	9,110,264	15,111,577

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A, 1,000 and 0 shares issued and outstanding, respectively	1	-
Series B, 16,155 and 0 shares issued and outstanding, respectively	16	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 35,177,808 and 32,149,790 shares issued and outstanding, respectively	35,178	32,150
Additional paid-in capital	20,074,605	12,268,651
Accumulated deficit	(29,173,187)	(27,372,336)
Total stockholders' deficit	(9,063,387)	(15,071,535)
Total liabilities and stockholders' deficit	$46,877	$40,042

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2016	2015

Revenue	$-	$-

Operating Expenses:
General and administrative	118,755	116,269
Research and development	32,749	96,932
Depreciation and amortization	93	52

Total operating expenses	151,597	213,253

Loss from operations	(151,597)	(213,253)

Other income (expense):
Rental income	8,051	8,365
(Loss) gain on settlement of debt	(39,005)	2,600
Loss on change in derivative liabilities	(1,149,505)	(20,900,435)
Interest expense	(468,795)	(150,017)

Total other income (expense)	(1,649,254)	(21,039,487)

Loss before income taxes	(1,800,851)	(21,252,740)

Provision for income taxes	-	-

Net loss	$(1,800,851)	$(21,252,740)

Net loss per common share, basic and diluted	$(0.05)	$(0.82)

Weighted average number of common shares outstanding, basic and diluted	34,062,407	25,928,799

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,800,851)	$(21,252,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	52
Preferred stock issued for services	1	-
(Gain) loss on settlement of debt	39,005	(2,600)
Amortization of debt discount and beneficial conversion feature recorded to interest expense	436,899	118,091
Loss on change in derivative liabilities	1,149,505	20,900,435
Stock compensation cost	-	8,400
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(20,045)	13,003
Increase (decrease) in:
Accounts payable	14,675	26,704
Accrued expenses and other current liabilities	32,601	32,190

Net cash used in operating activities	(148,117)	(156,465)

Cash flows from investing activities:
Purchase of property and equipment	(1,472)	-

Net cash used in investing activities	(1,472)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	135,000	152,000

Net cash provided by financing activities	135,000	152,000

Net decrease in cash	(14,589)	(4,465)
Cash, beginning of period	37,696	15,447

Cash, end of period	$23,107	$10,982
See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2016
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

In January 2015, we formed Transphene, Inc. ("Transphene") to hold 50% ownership in the technology developed through a research agreement (Note 9).  Through March 31, 2016, the Company has not licensed any intellectual property from UCSB and therefore has not assigned any intellectual property to Transphene.  There have been no financial transactions in Transphene and no impact on our condensed consolidated financial statements.  All future inter-company transactions will be eliminated in consolidation.

Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through March 31, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.  The following summary of significant accounting policies of the Company is presented to assist in understanding the Company's interim financial statements.  The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Income (Loss) per Share Calculations

Basic net income or loss per common share (Basic EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted net income or loss per common share (Diluted EPS) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

INDEX

Since we had no dilutive effect of stock options and warrants for the three months ended March 31, 2016 and 2015, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 23,452,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares upon exercise of convertible Series B preferred stock for the three months ended March 31, 2016.  The Company has excluded 1,018,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants and approximately 261,202,000 common shares issuable upon exercise of convertible notes payable for the three months ended March 31, 2015.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2016 and December 31, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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
We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2016 and December 31, 2015:

INDEX

	Total	Level 1	Level 2	Level 3
March 31, 2016:
Derivative liabilities	$8,592,399	$-	$-	$8,592,399

Total liabilities measured at fair value	$8,592,399	$-	$-	$8,592,399

December 31, 2015:
Derivative liabilities	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

During the three months ended March 31, 2016, the Company had the following activity in its derivative liabilities:

	Convertible Notes	Series B
	Payable	Preferred Stock	Total

Derivative liability at December 31, 2015	$13,184,369	$-	$13,184,369
Addition to liability for new debt/shares issued	135,000	3,908,211	4,043,211
Elimination of liability on conversion to common shares	(33,756)	-	(33,756)
Elimination of liability on conversion to preferred shares	(9,750,930)	-	(9,750,930)
Change in fair value	(1,567,094)	2,716,599	1,149,505

Derivative liability at March 31, 2016	$1,967,589	$6,624,810	$8,592,399

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and our Series B preferred stock as derivatives.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the three months ended March 31, 2016 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the consolidated financial statements of the Company.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2015 have been reclassified to conform to the presentation for the three months ended March 31, 2016.

3.  CAPITAL STOCK

At March 31, 2016, the Company's authorized stock consisted of 1,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series A Preferred Stock

On February 12, 2016, the Board of Directors of the Company authorized the issuance of 1,000 shares of Series A Preferred Stock at par value of $0.001 per share to the Company's President and director, William E. Beifuss, Jr., for services rendered.

INDEX

On February 12, 2016, the Company filed a Certificate of Designation for its Series A Preferred Stock the "Series A Certificate") with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock.  The shares of Series A Preferred Stock have a par value of $0.001 per share. The Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock.

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

The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following: (i) a date ninety (90) days after the effective date of the Series A Certificate, (ii) on the date that Mr. Beifuss ceases, for any reason, to serve as officer, director or consultant of the Company, or (iii) on the date that the Company's shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series A Preferred Stock set forth in Series A Certificate.

Additionally, the Company is prohibited from adopting any amendments to the Company's Bylaws, Articles of Incorporation, as amended, making any changes to the Series A Certificate, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to the Series A Certificate  that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Series B Preferred Stock

Effective March 3, 2016, the Board of Directors of the Company authorized the issuance of 16,155 shares of Series B Preferred Stock having a face value of $1,615,500 to holders of convertible promissory notes in the aggregate principal amount of $1,615,362 payable by the Company (the "Prior Notes"), in exchange for the redemption and cancellation of the Prior Notes, including all outstanding principal of $1,615,362 and unpaid interest, which has been accruing at 10% per annum.  At the date of conversion, the Prior Notes and accrued interest payable consisted of the following:

		Accrued
Effective Date	Principal	Interest

December 12, 2012	$198,912	$71,929
February 22, 2013	34,450	9,607
May 29, 2013	97,000	27,461
October 7, 2013	58,000	13,609
April 18, 2014	500,000	82,677
October 1, 2014	500,000	50,749
July 13, 2015	227,000	8,498

Total	$1,615,362	$264,530

INDEX

On March 2, 2016, the Company filed a Certificate of Designation for its Series B Preferred Stock (the "Series B Certificate") with the Secretary of State of Nevada designating 30,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share.

The total face value of this entire series is three million dollars ($3,000,000). Each share of Series B Preferred Stock has a stated face value of One Hundred Dollars ($100) ("Share Value"), and is convertible into shares of fully paid and non-assessable shares of common stock ("Common Stock") of the Company.

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holder of each outstanding share of the Series B Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to one hundred dollars ($100) for each such share of the Series B Preferred Stock (as adjusted for any combinations, consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, before any payment is made or any assets distributed to the holders of the Common Stock.  After such payment, the remaining assets of the Company will be distributed to the holders of Common Stock.

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

INDEX

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

INDEX

The Holder has the right, at its sole discretion, to elect a fixed conversion price for the Series B Preferred Stock.  The Fixed Conversion Price may not be lower than the Conversion Price.  The Company will not, by amendment of its Certificate of Incorporation, bylaws or through any reorganization, transfer of assets, consolidation, merger, scheme of arrangement, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Series B Certificate, and will at all times carry out all the provisions of the Series B Certificate.

Common Stock

On April 20, 2016, the Company affected a one-for-ten reverse stock split of its authorized, issued and outstanding shares of Common Stock.  See Note 10.  The Company has given retroactive affect for the reverse stock split in all periods presented in the accompanying condensed consolidated financial statements.

Also in April 2016, the Company's Articles of Incorporation were amended to increase the number of authorized common shares from 100,000,000 to 2,000,000,000 shares.  See Note 10.

During the three months ended March 31, 2016, the Company issued a total of 3,028,018 shares of common stock at fair value in conversion of $10,450 of convertible promissory notes and accrued interest payable of $3,176.  In connection with the debt conversion, the Company increased common stock by $3,028 and additional paid-in capital by $83,359, reduced derivative liabilities by $33,756 and recognized a loss of $39,005 on conversion of the notes.

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of March 31, 2016, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,410,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $$0 and $8,400 for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, we had no unrecognized stock-based compensation expense.

A summary of the Company's stock option awards as of March 31, 2016, and changes during the three months then ended is as follows:

INDEX

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,410,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at March 31, 2016	1,410,000	$0.19	4.47	$49,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.095 as of March 31, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of March 31, 2016 and December 31, 2015, the Company had 46,000 common stock purchase warrants outstanding, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

5.  CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note - $299,212

Effective October 24, 2013, the remaining principal balance of the certain notes payable totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212.  The new note was convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.06 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person through the issuance of securities after the effective date.  After conversions to our common stock during 2013 and 2014, and the three months ended March 31, 2016, the note had a principal balance of $198,912.  This principal balance and related accrued payable of $71,929 were converted into shares of Series B preferred stock on March 3, 2016.

Convertible Promissory Notes - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  One of the notes with a principal balance of $25,980 at September 30, 2015 matured on December 31, 2014 and is currently in default.  The other two notes mature on December 31, 2016.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.

INDEX

Convertible Promissory Note - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.90 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  The maturity dates were extended to June 30, 2016.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes, which has been fully amortized to interest expense.  During the three months ended March 31, 2016, $5,550 principal and $1,660 accrued interest payable were converted into shares of common stock and the remaining principal of $34,450 and accrued interest payable of $9,607 were converted into shares of Series B preferred stock.

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we entered into a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matured two years from its effective date, or March 14, 2015, and is currently in default.

Convertible Promissory Note – $97,000

On May 29, 2013, we exchanged $97,000 in demand promissory notes for a 10% convertible promissory note in the aggregate principal amount of $97,000.  The note was convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.28 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The maturity date of the note was extended to June 30, 2016.  We recorded a debt discount of $97,000 related to the beneficial conversion feature of the note, which has been fully amortized to interest expense.  The principal balance of $97,000 and accrued interest payable of $27,461 were converted into shares of Series B preferred stock on March 3, 2016.

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000.  The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  The note matures three years from its effective date, or June 4, 2016.

Convertible Promissory Note – $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matures on June 30, 2016.  We recorded a debt discount of $2,536, which has been fully amortized to interest expense, along with a derivative liability at inception.

Convertible Promissory Note – $250,000

On October 8, 2012, we entered into to a 10% convertible promissory note in the aggregate principal amount of $250,000.  The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.06 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The maturity dates of the notes were extended to June 30, 2016.

INDEX

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

The total principal balance of $58,000 and total accrued interest payable of $13,609 were converted into shares of Series B preferred stock on March 3, 2016.

April 2014 Convertible Promissory Note – $500,000

On April 18, 2014, we entered into a 10% convertible promissory note with an aggregate principal amount of $500,000 (the "April 2014 $500,000 CPN").  The advance amounts received were at the lender's discretion.  The notes were convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The note matured, with respect to each advance, eighteen months from the effective date of each advance.

On April 18, 2014, we received proceeds of $60,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  The debt discount was fully amortized to interest expense.

On May 20, 2014, we received proceeds of $45,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  The debt discount was fully amortized to interest expense.

On June 30, 2014, we received proceeds of $200,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense.

On July 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $820.

On August 6, 2014, we received proceeds of $65,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,381.

On August 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,231.

INDEX

On September 9, 2014, we received proceeds of $56,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,064.

On October 8, 2014, we received proceeds of $24,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,759.

The total principal balance of $500,000 and total accrued interest payable of $82,677 were converted into shares of Series B preferred stock on March 3, 2016.

October 2014 Convertible Promissory Note – $500,000

On October 1, 2014, we entered into a 10% convertible promissory note with an aggregate principal amount of $500,000 (the "October 2014 $500,000 CPN").  The advance amounts received were at the lender's discretion.  The note was convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The note was to mature, with respect to each advance, eighteen months from the effective date of each advance.

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,473.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,455.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,874.

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $10,596.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,455.

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,436.

INDEX

On April 17, 2015, we received proceeds of $45,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $5,164.

On May 5, 2015, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,445.

On May 11, 2015, we received proceeds of $40,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,582.

On June 22, 2015, we received proceeds of $35,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,016.

On June 23, 2015, we received proceeds of $20,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $20,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,295.

On July 9, 2015, we received proceeds of $23,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $23,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,635.

The total principal balance of $500,000 and total accrued interest payable of $50,748 were converted into shares of Series B preferred stock on March 3, 2016.

July 2015 Convertible Promissory Note – $500,000

On July 13, 2015, we entered into a 10% convertible promissory note with an aggregate principal amount of $500,000 (the "July 2015 $500,000 CPN").  The advance amounts received were at the lender's discretion.  The note was convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion; or the lowest effective price per share granted to any person or entity to acquire common stock subsequent to the effective date of the note.  The note was to mature, with respect to each advance, eighteen months from the effective date of each advance.

On July 13, 2015, we received proceeds of $12,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,375.

On August 7, 2015, we received proceeds of $65,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,445.

INDEX

On September 10, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On October 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On November 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On December 9, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On January 14, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,239.

On February 9, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,051.

The total principal balance of $227,000 and total accrued interest payable of $8,498 were converted into shares of Series B preferred stock on March 3, 2016.

March 2016 Convertible Promissory Note – $500,000

On March 4, 2016, we entered into a convertible promissory note in the aggregate principal amount of $1,000,000 (the "March 2016 $1,000,000 CPN").  The lender may advance the Company consideration in such amounts as the lender may choose in its sole discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note.  The note matures, with respect to each advance, one year from the effective date of each advance.

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,849.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,258.

INDEX

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,266.

The total loss on settlement of debt related to the conversion of notes payable into shares of our common stock was $39,005 for the three months ended March 31, 2016.  The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $2,600 for the three months ended March 31, 2015.

6.  DERIVATIVE LIABILITIES

The fair value of the Company's derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date.  For purpose of estimating the fair value of the derivative liability associated with our convertible notes payable, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at March 31, 2016 are as follows:

Stock price on the valuation date	$0.095
Conversion price for the debt	$0.0045 - $0.095
Dividend yield	0.00%
Years to maturity	.75 – 1.00
Risk free rate	.49% - .59%
Expected volatility	117.14% - 122.13%

The value of the derivative liability associated with our convertible notes payable at March 31, 2016 and December 31, 2015 was estimated at $1,967,589 and $13,184,369, respectively.  These inputs are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

For purpose of estimating the fair value of the derivative liability associated with our Series B preferred stock, we used a multinomial lattice model based on projections of various potential future outcomes.  The significant assumptions used in the valuation of the derivative liability at March 31, 2016 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.095
Conversion price	$0.0045
Years to maturity	20.0
Expected volatility	270.9 – 272.6%

The value of the derivative liability associated with our Series B convertible stock at March 31, 2016 was estimated at $6,624,810.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

INDEX

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2016 and 2015, the Company paid no amounts for income taxes.

During the three months ended March 31, 2016 and 2014, the Company paid no amounts for interest.

During the three months ended March 31, 2016, the Company had the following non-cash investing and financing activities:

The Company issued a total of 3,028,018 shares of common stock in conversion of $10,450 in convertible notes payable, plus $3,176 of accrued interest payable, increasing common stock by $3,028, increasing additional paid-in capital by $83,359, decreasing derivative liabilities by $33,756 and recording a loss on settlement of debt of $39,005.

The Company increased debt discount and derivative liabilities by $135,000 for the issuance of new convertible debt.

The Company issued a total of 16,155 shares of Series B preferred stock in conversion of $1,615,362 in convertible notes payable, plus $264,530 of accrued interest payable, increasing Series B preferred stock by $16, increasing additional paid-in capital by $11,630,806 and decreasing derivative liabilities by $9,750,930.

The Company increased derivative liabilities and decreased additional paid-in capital by $3,908,211 for derivative liabilities associated with the issuance of Series B preferred stock.

During the three months ended March 31, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 3,816,767 shares of common stock in conversion of $14,100 in convertible notes payable, plus $3,074 of accrued interest payable, increasing common stock by $3,817, increasing additional paid-in capital by $326,083, decreasing derivative liabilities by $315,326 and recording a gain on settlement of debt of $2,600.

The Company increased debt discount and derivative liabilities by $152,000 for the issuance of new convertible debt.

INDEX

8.  RELATED PARTY TRANSACTIONS

See Note 3 for discussion of the issuance of 1,000 shares of Series A Preferred Stock to the Company's President and director, William E. Beifuss, Jr., for services rendered.

See Note 5 for discussion of convertible notes payable to related parties, including multiple lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of March 31, 2016 and December 31, 2015, with accrued interest payable of $30,195 and $27,878 as of March 31, 2016 and December 31, 2015, respectively.

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of March 31, 2016 and December 31, 2015, the principal balance of this related party note was $25,000, with accrued interest payable of $3,531 and $3,219 as of March 31, 2016 and December 31, 2015, respectively.

9.  RESEARCH AGREEMENTS AND FORMATION OF SUBSIDIARY

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

INDEX

10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received an advance under the March 4, 2016 CPN of $90,000 on April 11, 2016.

In April 2016, the Company amended its articles of incorporation to reduce the number of authorized shares of common stock from 1,000,000,000 to 100,000,000 and to affect a one-for-ten reverse stock split of its outstanding common stock.

On April 29, 2016, our Board of Directors and the holder of a majority of the total issued and outstanding voting stock of the Company authorized and approved an amendment to the Company's articles of incorporation in order to increase the number of authorized shares of common stock from 100,000,000 to 2,000,000,000.  The amendment will be recorded upon satisfaction by the Company of all applicable filing and notification requirements of the United States Securities and Exchange Commission.

INDEX
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and elsewhere in this report, are not related to historical results, and are forward-looking statements.  Forward-looking statements present our expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements contained herein after the date of this report.  Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 24, 2015, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.

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

INDEX

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our consolidated financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through March 31, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computations using the Black Scholes and other option pricing models.  We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2016 and December 31, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

INDEX

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
March 31, 2016:
Derivative liabilities	$8,592,399	$-	$-	$8,592,399

Total liabilities measured at fair value	$8,592,399	$-	$-	$8,592,399

December 31, 2015:
Derivative liabilities	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and our Series B preferred stock as derivatives.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the three months ended March 31, 2016 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the condensed consolidated financial statements of the Company.

Results of Operations

General and Administrative Expenses

General and administrative expenses remained fairly constant in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, increasing by $2,486 to $118,755 in the three months ended March 31, 2016 from 116,269 in the three months ended March 31, 2015.  The increase in general and administrative expenses in the current year is due primarily to increases in salary and other office expenses.

Research and Development Expenses

Research and development expenses decreased by $64,183 to $32,749 in the three months ended March 31, 2016 from $96,932 in the three months ended March 31, 2015.  The decrease in research and development expenses in the current year first quarter is due primarily to the decrease in amounts expensed related to SRA #1.

INDEX

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $41 to $93 in the three months ended March 31, 2016 from $52 in the three months ended March 31, 2015.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at March 31, 2016.

Other Income (Expense)

Total other expense was $1,649,254 and $21,039,487 for the three months ended March 31, 2016 and 2015, respectively.

  We reported a loss on change in derivative liabilities of $1,149,505 and $20,900,435 in the three months ended March 31, 2016 and 2015, respectively.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased by $318,778 to $468,795 for the three months ended March 31, 2016 from $150,017 for the three months ended March 31, 2015.  The increase is the result of interest on new debt incurred to finance our operations, including the amortization of related debt discount.

We also recognized a loss on settlement of debt resulting from the conversion of debt to equity of $39,005 for the three months ended March 31, 2016, compared to a gain on settlement of debt of $2,600 for the three months ended March 31, 2015.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

As a result, we had a net loss of $1,800,851 and $21,252,740 in the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had a working capital deficit of $9,065,105 compared to a working capital deficit of $15,031,642 as of December 31, 2015.  The decrease in the working capital deficit was due primarily to the decrease in our non-cash derivative liabilities and the conversion of convertible debt to Series B preferred stock.  Our cash balance at March 31, 2016 was $23,107.

Series B Preferred Stock

Effective March 3, 2016, the Board of Directors of the Company authorized the issuance of 16,155 shares of Series B preferred stock having a face value of $1,615,500 to holders of convertible promissory notes in the aggregate principal amount of $1,615,362 payable by the Company (the "Prior Notes"), in exchange for the redemption and cancellation of the Prior Notes, including all outstanding principal of $1,615,362 and unpaid interest totaling $264,530.  See Note 3 to Notes to Condensed Consolidated Financial Statements for a detail discussion of the features of the Series B preferred stock.

INDEX

The holders of the Series B preferred stock have the right, at any time, at their election, to convert all or part of the Share Value into shares of the Company's common stock. The conversion price is the lesser of (1) Fifty Percent (50%) of the lowest trade price of the Company's common stock recorded on any trade day after December 12, 2012 or (2) the lowest effective price per share granted to any person or entity to acquire shares of the Company's common stock, including the holders but excluding officers and directors of the Company.

March 2016 Convertible Promissory Note – $500,000

On March 4, 2016, we entered into a convertible promissory note in the aggregate principal amount of $1,000,000 (the "March 2016 $1,000,000 CPN").  The lender may advance the Company consideration in such amounts as the lender may choose in its sole discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.003; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note.

We received proceeds of $25,000 on March 4, 2016, $27,000 on March 14, 2016 and $33,000 on March 17, 2016 pursuant to the March 4, 2016 $1,000,000 CPN.  The note matures, with respect to each advance, one year from the effective date of each advance.

Cash Flows from Operating, Investing and Financing Activities

During the three months ended March 31, 2016, we used net cash of $148,117 in operating activities as a result of our net loss of $1,800,851 and an increase in prepaid expenses of $20,045, partially offset by non-cash expenses totaling $1,625,503 and increases in accounts payable of $14,675 and accrued expenses and other current liabilities of $32,601.

During the three months ended March 31, 2015, we used net cash of $156,465 in operating activities as a result of our net loss of $21,252,740 and non-cash gain of $2,600, partially offset by non-cash expenses totaling $21,026,978, a decrease in prepaid expenses of $13,003 and increases in accounts payable of $26,704 and accrued expenses and other current liabilities of $32,190.

During the three months ended March 31, 2016, we used $1,472 in investing activities, comprised of the purchase of property and equipment.  We had no net cash provided by or used in investing activities during the three months ended March 31, 2015.

Net cash provided by financing activities during the three months ended March 31, 2016 and 2015 was $135,000 and $152,000, respectively, comprised of proceeds from convertible notes payable.

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

INDEX

We believe that we have assets to ensure that we can continue to operate without liquidation over the next twelve months, due to our current cash, and our experience in the past of being able to raise money from our investor base.  Therefore, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of our operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through March 31, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company's president and chief financial officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

INDEX

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company's internal controls over financial reporting, the Company's chief executive officer and chief financial officer concluded that the internal controls over financial reporting are effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed March 24, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued a total of 3,028,018 shares of common stock in conversion of $10,450 of convertible promissory notes and accrued interest payable of $3,176.  These shares were issued pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the "Act").

INDEX

On February 12, 2016, the Company issued of 1,000 shares of Series A Preferred Stock, valued at $1 to the Company's President and director, William E. Beifuss, Jr., for services.  The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution of them.

Effective March 3, 2016, the Company issued a total of 16,155 shares of Series B preferred stock having a face value of $1,615,500 to holders of convertible promissory notes in the aggregate principal amount of $1,615,362 payable by the Company (the "Prior Notes"), in exchange for the redemption and cancellation of the Prior Notes, including all outstanding principal of $1,615,362 and unpaid interest totaling $264,530.  The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution of them.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed consolidated financial statements, as of March 31, 2016, we were in default on two convertible notes payable totaling $55,480.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity date of the notes.

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

3.5
Certificate of Designation for Series A Preferred Stock, filed with the Nevada Secretary of State on February 12, 2016 (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 4, 2016).

3.6
Certificate of Designation for Series B Preferred Stock, filed with the Nevada Secretary of State on March 2, 2016 (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2014).

3.7*	Certificate of Correction, filed with the Nevada Secretary of State on April 1, 2016.

3.8*	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2016.

3.9	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007).

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

10.5	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

INDEX

10.6	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.7	Consulting Agreement between Carbon Sciences, Inc. and Howard Fong, dated December 8, 2011. (Incorporated by reference to the Company's Registration Statement on S-1 filed on January 9, 2012)

10.8	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.9	Form of Subscription Agreement dated as of October 2, 2006 (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.10	Form of Subscription Agreement dated as of March 1, 2007 (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.11	Form of Subscription Agreement dated as of April 16, 2007 (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.12
Consulting Agreement between Carbon Sciences, Inc. and William Beifuss, dated May 31, 2013 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.13	Shareholders' Agreement of Transphene, Inc., dated January 5, 2015 (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2015)

14.1	Code of Ethics (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 16, 2016.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
President (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)