Form 10-Q
period 2016-06-30
Carbon Sciences, Inc.
filed 2016-08-12
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of registrant's common stock outstanding, as of August 12, 2016 was 35,178,624.

CARBON SCIENCES, INC.

INDEX
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Consolidated Balance Sheets
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)

Current assets:
Cash	$45,495	$37,696
Prepaid expenses	15,385	2,007
Total current assets	60,880	39,703

Property and equipment, net	1,543	339
Total assets	$62,423	$40,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$205,224	$139,735
Accrued expenses and other current liabilities	5,140	4,611
Accrued interest, notes payable	57,638	285,624
Derivative liabilities	10,094,894	13,184,369
Convertible notes payable	52,417	191,500
Convertible notes payable, net of discount of $233,205 and $222,758, respectively	301,247	1,265,506
Total current liabilities	10,716,560	15,071,345

Long-term liabilities – convertible notes payable, net of
discount of $0 and $159,768, respectively	-	40,232

Total liabilities	10,716,560	15,111,577

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 16,155 and 0 shares issued and outstanding, respectively	16	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 35,178,624 and 32,149,790 shares issued and outstanding, respectively	35,179	32,150
Additional paid-in capital	20,074,604	12,268,651
Accumulated deficit	(30,763,936)	(27,372,336)
Total stockholders' deficit	(10,654,137)	(15,071,535)
Total liabilities and stockholders' deficit	$62,423	$40,042

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	207,872	114,592	326,627	230,861
Research and development	32,748	96,933	65,497	193,865
Depreciation and amortization	175	52	268	104

Total operating expenses	240,795	211,577	392,392	424,830

Loss from operations	(240,795)	(211,577)	(392,392)	(424,830)

Other income (expense):
Rental income	8,052	5,368	16,103	13,733
(Loss) gain on settlement of debt	-	2,518	(39,005)	5,118
Loss on change in derivative liabilities	(1,302,495)	(2,071,702)	(2,452,000)	(22,972,137)
Interest expense	(55,511)	(181,201)	(524,306)	(331,218)

Total other income (expense)	(1,349,954)	(2,245,017)	(2,999,208)	(23,284,504)

Loss before income taxes	(1,590,749)	(2,456,594)	(3,391,600)	(23,709,334)

Provision for income taxes	-	-	-	-

Net loss	$(1,590,749)	$(2,456,594)	$(3,391,600)	$(23,709,334)

Net loss per common share, basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.87)

Weighted average number of common shares outstanding, basic and diluted	34,620,744	28,695,550	34,620,425	27,319,818

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,391,600)	$(23,709,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268	104
(Gain) loss on settlement of debt	39,005	(5,118)
Amortization of debt discount and beneficial conversion feature recorded to interest expense	484,321	263,370
Loss on change in derivative liabilities	2,452,000	22,972,137
Stock compensation cost	-	16,800
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(13,378)	54,383
Increase (decrease) in:
Accounts payable	65,489	2,042
Accrued expenses and other current liabilities	40,249	67,234

Net cash used in operating activities	(323,646)	(338,382)

Cash flows from investing activities:
Purchase of property and equipment	(1,472)	-

Net cash used in investing activities	(1,472)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	335,000	357,000
Repayment of convertible notes payable	(2,083)	-

Net cash provided by financing activities	332,917	357,000

Net increase in cash	7,799	18,618
Cash, beginning of period	37,696	15,447

Cash, end of period	$45,495	$34,065

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2016
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation
The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

In January 2015, we formed Transphene, Inc. ("Transphene") to hold 50% ownership in the technology developed through a research agreement (Note 9).  Through June 30, 2016, the Company has not licensed any intellectual property from UCSB and therefore has not assigned any intellectual property to Transphene.  There have been no financial transactions in Transphene and no impact on our condensed consolidated financial statements.  All future inter-company transactions will be eliminated in consolidation.

Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through June 30, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

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

Income (Loss) per Share Calculations

Basic net income or loss per common share (Basic EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted net income or loss per common share (Diluted EPS) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period, and shares issuable upon exercise of convertible notes payable.

INDEX

Since we had no dilutive effect of stock options and warrants for the three months and six months ended June 30, 2016 and 2015, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 69,784,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares upon exercise of convertible Series B preferred stock for the three months and six months ended June 30, 2016.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants and approximately 310,488,000 common shares issuable upon exercise of convertible notes payable for the three months and six months ended June 30, 2015.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2016 and December 31, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at June 30, 2016 and December 31, 2015:

INDEX

	Total	Level 1	Level 2	Level 3
June 30, 2016:
Derivative liabilities	$10,094,894	$-	$-	$10,094,894

Total liabilities measured at fair value	$10,094,894	$-	$-	$10,094,894

December 31, 2015:
Derivative liabilities	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

During the six months ended June 30, 2016, the Company had the following activity in its derivative liabilities:

	Convertible Notes	Series B
	Payable	Preferred Stock	Total

Derivative liability at December 31, 2015	$13,184,369	$-	$13,184,369
Addition to liability for new debt/shares issued	335,000	3,908,211	4,243,211
Elimination of liability on conversion to common shares	(33,756)	-	(33,756)
Elimination of liability on conversion to preferred shares	(9,750,930)	-	(9,750,930)
Change in fair value	1,448,757	1,003,243	2,452,000

Derivative liability at June 30, 2016	$5,183,440	$4,911,454	$10,094,894

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the six months ended June 30, 2016 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the consolidated financial statements of the Company.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2015 have been reclassified to conform to the presentation for the three months and six months ended June 30, 2016.

INDEX

3.  CAPITAL STOCK

At June 30, 2016, the Company's authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

The shares of the Series A Preferred Stock were automatically redeemed by the Company at their par value on a date 90 days after the effective date of the Series A Certificate.

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

INDEX

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

INDEX

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

INDEX

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

Common Stock

On April 20, 2016, the Company amended its articles of incorporation to reduce the number of authorized shares of common stock from 1,000,000,000 to 100,000,000 and to affect a one-for-ten reverse stock split of its authorized, issued and outstanding shares of common stock.  The Company has given retroactive affect for the reverse stock split in all periods presented in the accompanying condensed consolidated financial statements.

On April 29, 2016, our Board of Directors and the holder of a majority of the total issued and outstanding voting stock of the Company authorized and approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 2,000,000,000.

During the six months ended June 30, 2016, the Company issued a total of 3,028,018 shares of common stock at fair value in conversion of $10,450 of convertible promissory notes and accrued interest payable of $3,176.  In connection with the debt conversion, the Company increased common stock by $3,028 and additional paid-in capital by $83,359, reduced derivative liabilities by $33,756 and recognized a loss of $39,005 on conversion of the notes.  The Company also increased the number of common shares by 816 shares pursuant to the reverse stock split, increasing common stock by $1 and decreasing additional paid-in capital by $1.

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of June 30, 2016, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,410,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $0 and $8,400 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $16,800 for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, we had no unrecognized stock-based compensation expense.

INDEX

A summary of the Company's stock option awards as of June 30, 2016, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,410,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at June 30, 2016	1,410,000	$0.19	4.22	$28,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.08 as of June 30, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of June 30, 2016 and December 31, 2015, the Company had 46,000 common stock purchase warrants outstanding, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

5.  CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note - $299,212

Effective October 24, 2013, the remaining principal balance of the certain notes payable totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212.  The new note was convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.06 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person through the issuance of securities after the effective date.  After conversions to our common stock during 2013 and 2014, and the three months ended March 31, 2016, the note had a principal balance of $198,912.  This principal balance and related accrued interest payable of $71,929 were converted into shares of Series B preferred stock on March 3, 2016.

Convertible Promissory Notes - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer.  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  One of the notes with a principal balance of $25,980 at September 30, 2015 matured on December 31, 2014 and is currently in default.  The other two notes mature on December 31, 2016.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.  Subsequent to June 30, 2016, we entered into a Settlement and Release Agreement with the Chairman of our Board of Directors for full extinguishment of his $185,852 convertible promissory note in consideration for a payment in the amount of $100 in cash (see Note 10).

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

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000.  The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We have entered into an agreement to repay this note with 12 equal monthly payments of principal and interest of $2,352.

Convertible Promissory Note – $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note matured on June 30, 2016 and is currently in default.  We recorded a debt discount of $2,536, which has been fully amortized to interest expense, along with a derivative liability at inception.

INDEX

Convertible Promissory Note – $250,000

On October 8, 2012, we entered into to a 10% convertible promissory note in the aggregate principal amount of $250,000.  The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.06 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The maturity date of this note has been extended to June 30, 2016.

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

On July 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $820.

On August 6, 2014, we received proceeds of $65,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,381.

INDEX

On August 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,231.

On September 9, 2014, we received proceeds of $56,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,064.

On October 8, 2014, we received proceeds of $24,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,759.

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

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,473.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,455.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,874.

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $10,596.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,455.

INDEX

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,436.

On April 17, 2015, we received proceeds of $45,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $5,164.

On May 5, 2015, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,445.

On May 11, 2015, we received proceeds of $40,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,582.

On June 22, 2015, we received proceeds of $35,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,016.

On June 23, 2015, we received proceeds of $20,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $20,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,295.

On July 9, 2015, we received proceeds of $23,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $23,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,635.

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

On July 13, 2015, we received proceeds of $12,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,375.

INDEX

On August 7, 2015, we received proceeds of $65,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,445.

On September 10, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On October 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On November 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On December 9, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On January 14, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,239.

On February 9, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,051.

The total principal balance of $227,000 and total accrued interest payable of $8,498 were converted into shares of Series B preferred stock on March 3, 2016.

March 2016 Convertible Promissory Note – $1,000,000

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

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $8,802.

INDEX

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,989.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,998.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $19,726.

On May 19, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $6,904.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,096.

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $0 and $2,518 for the three months ended June 30, 2016 and 2015, respectively.  The total loss on settlement of debt related to the conversion of notes payable into shares of our common stock was $39,005 for the six months ended June 30, 2016 and the total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $5,118 for the six months ended June 30, 2015.

6.  DERIVATIVE LIABILITIES

The fair value of the Company's derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date.  For purpose of estimating the fair value of the derivative liability associated with our convertible notes payable, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at June 30, 2016 are as follows:

Stock price on the valuation date	$0.08
Conversion price for the debt	$0.0045 - $0.076
Dividend yield	0.00%
Years to maturity	.50 – 1.00
Risk free rate	.36% - .45%
Expected volatility	164.44% - 222.47%

The value of the derivative liability associated with our convertible notes payable at June 30, 2016 and December 31, 2015 was estimated at $5,183,440 and $13,184,369, respectively.  These inputs are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

INDEX

For purpose of estimating the fair value of the derivative liability associated with our Series B preferred stock, we used a multinomial lattice model based on projections of various potential future outcomes.  The significant assumptions used in the valuation of the derivative liability at June 30, 2016 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.08
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	184.7%

The value of the derivative liability associated with our Series B convertible stock at June 30, 2016 was estimated at $4,911,454.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2016 and 2015, the Company paid no amounts for income taxes.

During the six months ended June 30, 2016 and 2015, the Company paid $266 and $0 for interest.

During the six months ended June 30, 2016, the Company had the following non-cash investing and financing activities:

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

The Company increased common stock and decreased additional paid-in capital by $1 for the par value of additional shares of common stock issued in the reverse stock split.

During the six months ended June 30, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 65,063,501 shares of common stock in conversion of $23,800 in convertible notes payable, plus $5,478 of accrued interest payable, increasing common stock by $65,065, increasing additional paid-in capital by $565,833, decreasing derivative liabilities by $606,737 and recording a gain on settlement of debt of $5,118.

INDEX

The Company increased debt discount and derivative liabilities by $357,000 for the issuance of new convertible debt.

8.  RELATED PARTY TRANSACTIONS

See Note 3 for discussion of the issuance of 1,000 shares of Series A Preferred Stock to the Company's President and director, William E. Beifuss, Jr., for services rendered.  The shares were subsequently automatically redeemed on the date 90 days after the effective date of the Series A Certificate.

See Note 5 for discussion of convertible notes payable to related parties, including multiple lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of June 30, 2016 and December 31, 2015, with accrued interest payable of $32,511 and $27,878 as of June 30, 2016 and December 31, 2015, respectively.  Subsequent to June 30, 2016, we entered into a Settlement and Release Agreement with the Chairman of our Board of Directors for full extinguishment of his $185,852 convertible promissory note in consideration for a payment of $100 in cash (see Note 10).

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of March 31, 2016 and December 31, 2015, the principal balance of this related party note was $22,917 and $25,000, respectively, with accrued interest payable of $2,922 and $3,219 as of June 30, 2016 and December 31, 2015, respectively.  We have entered into an agreement to repay the note with 12 equal monthly payments of principal and interest of $2,352.

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

On December 15, 2015, we entered into another Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2, as amended on May 19, 2016, commenced on January 1, 2016 and will expire on September 30, 2016.  The total cost to the Company is $65,497.

On January 5, 2015, the Company formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene is formed to commercialize any technology that the Company licenses out of SRA #1. In consideration for its interest in Transphene, the Company assigned to Transphene the intellectual property rights acquired by the Company from SRA #1.  The Company and Banerjee also entered into a Shareholders' Agreement pursuant to which the Company and Banerjee agreed to (i) vote their shares to elect Mr. William E. Beifuss, Jr., President and Chief Executive Officer of the Company, and Banerjee as the directors of Transphene and (ii) not sell or transfer shares until the selling shareholder first offers its shares to the other shareholder.  Through June 30, 2016, the Company has not licensed any intellectual property from UCSB and therefore has not assigned any intellectual property to Transphene.  There have been no financial transactions in Transphene and no impact on our consolidated financial statements. At this time, the Company does not see an opportunity to commercialize the research findings from SRA #1.  The Company does not intend to continue Transphene, and expects to terminate, wind-up and dissolve the subsidiary in 2016.  Any future inter-company transactions will be eliminated in consolidation.

INDEX

10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received advances under the March 4, 2016 $1,000,000 CPN of $87,000 on July 6, 2016 and $60,000 on August 5, 2016.

On July 27, 2016, we entered into a Settlement and Release Agreement with the Chairman of our Board of Directors ("Chairman") for full extinguishment of a convertible promissory note payable by the Company to him with a principal balance of $185,852, plus accrued interest.  We agreed to pay the Chairman $100 in cash and arranged for him to enter into an option agreement with our principal lender and a principal holder of our Series B preferred stock ("Lender") to acquire 225 shares of our Series B preferred stock from the Lender upon the occurrence of certain events defined in the agreement.

INDEX
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and elsewhere in this report, are not related to historical results, and are forward-looking statements.  Forward-looking statements present our expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements contained herein after the date of this report.  Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 24, 2016, and in other reports filed by us with the SEC.

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

On December 15, 2015, we entered into another Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2, as amended on May 19, 2016, commenced on January 1, 2016 and will expire on September 30, 2016.  The total cost to the Company is $65,497.

INDEX

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market.  On March 7, 2016, we announced that Christopher S. Kelly joined the Company to serve as our Chief Executive Officer and help execute the growth-by-acquisition strategy.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our consolidated financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

INDEX

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2016 and December 31, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at June 30, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
June 30, 2016:
Derivative liabilities	$10,094,894	$-	$-	$10,094,894

Total liabilities measured at fair value	$10,094,894	$-	$-	$10,094,894

December 31, 2015:
Derivative liabilities	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

INDEX

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the six months ended June 30, 2016 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the condensed consolidated financial statements of the Company.

Results of Operations

General and Administrative Expenses

General and administrative expenses increased by $93,280 to $207,872 in the three months ended June 30, 2016 from $114,592 in the three months ended June 30, 2015, and increased by $95,766 to $326,627 in the six months ended June 30, 2016 from $230,861 in the six months ended June 30, 2015.  The increase in general and administrative expenses in the current year is due primarily to increases in salary, legal, and other office expenses.

INDEX

Research and Development Expenses

Research and development expenses decreased by $64,185 to $32,748 in the three months ended June 30, 2016 from $96,933 in the three months ended June 30, 2015, and decreased by $128,368 to $65,497 in the six months ended June 30, 2016 from $193,865 in the six months ended June 30, 2015.  The decrease in research and development expenses in the current year first quarter is due primarily to the decrease in amounts expensed related to SRA #1.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $123 to $175 in the three months ended June 30, 2016 from $52 in the three months ended June 30, 2015, and increased by $164 to $268 in the six months ended June 30, 2016 from $104 in the six months ended June 30, 2015.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at June 30, 2016.

Other Income (Expense)

Total other expense was $1,349,954 and $2,245,017 for the three months ended June 30, 2016 and 2015, respectively, and $2,999,208 and $23,284,504 for the six months ended June 30, 2016 and 2015, respectively.

We reported a loss on change in derivative liabilities of $1,302,495 and $2,071,702 in the three months ended June 30, 2016 and 2015, respectively, and $2,452,000 and $22,972,137 for the six months ended June 30, 2016 and 2015, respectively.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense decreased by $125,690 to $55,511 for the three months ended June 30, 2016 from $181,201 for the three months ended June 30, 2015.  The decrease is the result of converting significant amounts of debt to Series B preferred stock in March 2016.  Our interest expense increased by $193,088 to $524,306 for the six months ended June 30, 2016 from $331,218 for the six months ended June 30, 2015.  The year-to-date increase is the result of interest on new debt incurred to finance our operations, including the amortization of related debt discount, partially offset by the decrease in debt in March 2016 when significant amounts of debt were converted to Series B preferred stock.

We recognized a gain on settlement of debt of $2,518 in the three months ended June 30, 2015 resulting from the conversion of debt to equity.  We recognized a loss on settlement of debt of $39,005 in the six months ended June 30, 2016 resulting from the conversion of debt compared to a gain on settlement of debt of $5,118 for the six months ended June 30, 2015.

We have also reported rental income from the sublease of our office space that is not material to our operations.

INDEX

Net Loss

As a result, we had a net loss of $1,590,749 and $2,456,594 in the three months ended June 30, 2016 and 2015, respectively, and a net loss of $3,391,600 and $23,709,334 in the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had a working capital deficit of $10,655,680 compared to a working capital deficit of $15,031,642 as of December 31, 2015.  The decrease in the working capital deficit was due primarily to the decrease in our non-cash derivative liabilities and the conversion of convertible debt to Series B preferred stock in March 2016.  Our cash balance at June 30, 2016 was $45,495.

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

March 2016 Convertible Promissory Note – $1,000,000

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

We received proceeds of $25,000 on March 4, 2016, $27,000 on March 14, 2016, $33,000 on March 17, 2016, $90,000 on April 11, 2016, $60,000 on May 19, 2016 and $50,000 on June 22, 2016 pursuant to the March 2016 $1,000,000 CPN.  The note matures, with respect to each advance, one year from the effective date of each advance.

Cash Flows from Operating, Investing and Financing Activities

During the six months ended June 30, 2016, we used net cash of $323,646 in operating activities as a result of our net loss of $3,391,600 and an increase in prepaid expenses of $13,378, partially offset by non-cash expenses totaling $2,975,594 and increases in accounts payable of $65,489 and accrued expenses and other current liabilities of $40,249.

INDEX

During the six months ended June 30, 2015, we used net cash of $338,382 in operating activities as a result of our net loss of $23,709,334 and non-cash gain of $5,118, partially offset by non-cash expenses totaling $23,252,411, a decrease in prepaid expenses of $54,383 and increases in accounts payable of $2,042 and accrued expenses and other current liabilities of $67,234.

During the six months ended June 30, 2016, we used $1,472 in investing activities, comprised of the purchase of property and equipment.  We had no net cash provided by or used in investing activities during the six months ended June 30, 2015.

Net cash provided by financing activities during the six months ended June 30, 2016 was $332,917, comprised of proceeds from convertible notes payable of $335,000, partially offset by repayment of convertible notes payable of $2,083.  Net cash provided by financing activities during the six months ended June 30, 2015 was $357,000, comprised of proceeds from convertible notes payable.

Our capital needs have primarily been met from the proceeds of investor loans, as we currently have no revenues.

Although most recently, proceeds received from the issuance of convertible debt and convertible preferred stock are sufficient to fund our current operating expenses, we will need to raise additional funds in the future to continue our operations and emerge from the development stage.  Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock.  The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company's internal controls over financial reporting, the Company's president and chief financial officer concluded that the internal controls over financial reporting are effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise is not material to the financial condition of our business.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed March 24, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, the Company did not issue any unregistered shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed consolidated financial statements, as of June 30, 2016, we were in default on two convertible notes payable totaling $55,480.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity date of the notes.

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

INDEX

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

*Filed herewith

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 12, 2016.

CARBON SCIENCES, INC.

By:	/s/ William E. Beifuss, Jr.
President (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)