Form 10-Q
period 2016-09-30
Carbon Sciences, Inc.
filed 2016-11-14
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of shares of registrant's common stock outstanding, as of November 10, 2016 was 35,178,624.

CARBON SCIENCES, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Consolidated Balance Sheets
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)

Current assets:
Cash	$35,694	$37,696
Prepaid expenses	8,645	2,007
Total current assets	44,339	39,703

Property and equipment, net	1,368	339
Total assets	$45,707	$40,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$134,858	$139,735
Accrued expenses and other current liabilities	5,669	4,611
Accrued interest, notes payable	34,486	285,624
Derivative liabilities	11,546,206	13,184,369
Convertible notes payable	46,167	191,500
Convertible notes payable, net of discount of $332,616 and $222,758, respectively	217,983	1,265,506
Total current liabilities	11,985,369	15,071,345

Long-term liabilities – convertible notes payable, net of
discount of $0 and $159,768, respectively	-	40,232

Total liabilities	11,985,369	15,111,577

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 16,155 and 0 shares issued and outstanding, respectively	16	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 35,178,624 and 32,149,790 shares issued and outstanding, respectively	35,179	32,150
Additional paid-in capital	20,400,413	12,268,651
Accumulated deficit	(32,375,270)	(27,372,336)
Total stockholders' deficit	(11,939,662)	(15,071,535)
Total liabilities and stockholders' deficit	$45,707	$40,042

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	149,607	42,176	476,234	273,037
Research and development	-	105,000	65,497	298,865
Depreciation and amortization	175	52	443	156

Total operating expenses	149,782	147,228	542,174	572,058

Loss from operations	(149,782)	(147,228)	(542,174)	(572,058)

Other (expense) income:
Rental income	8,051	8,051	24,154	21,784
(Loss) gain on settlement of debt	-	542	(39,005)	5,660
(Loss) gain on change in derivative liabilities	(1,356,170)	17,092,006	(3,808,170)	(5,880,131)
Interest expense	(113,433)	(216,954)	(637,739)	(548,172)

Total other (expense) income	(1,461,552)	16,883,645	(4,460,760)	(6,400,859)

(Loss) income before income taxes	(1,611,334)	16,736,417	(5,002,934)	(6,972,917)

Provision for income taxes	-	-	-	-

Net (loss) income	$(1,611,334)	$16,736,417	$(5,002,934)	$(6,972,917)

Net (loss) income per common share, basic and diluted	$(0.05)	$0.54	$(0.14)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	35,178,624	31,188,489	34,807,850	28,623,546

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,002,934)	$(6,972,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443	156
Loss (gain) on settlement of debt	39,005	(5,660)
Amortization of debt discount and beneficial conversion feature recorded to interest expense	586,909	439,784
Loss on change in derivative liabilities	3,808,170	5,880,131
Stock compensation cost	-	25,200
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(6,638)	61,485
Increase (decrease) in:
Accounts payable	(4,877)	(12,569)
Accrued expenses and other current liabilities	50,825	107,246

Net cash used in operating activities	(529,097)	(477,144)

Cash flows from investing activities:
Purchase of property and equipment	(1,472)	-

Net cash used in investing activities	(1,472)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	537,000	482,000
Repayment of convertible notes payable	(8,433)	-

Net cash provided by financing activities	528,567	482,000

Net (decrease) increase in cash	(2,002)	4,856
Cash, beginning of period	37,696	15,447

Cash, end of period	$35,694	$20,303

See notes to condensed consolidated financial statements

INDEX

CARBON SCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2016
(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

In January 2015, we formed Transphene, Inc. ("Transphene") to hold 50% ownership in the technology developed through a research agreement (Note 9).  Through September 30, 2016, the Company has not licensed any intellectual property from UCSB and therefore has not assigned any intellectual property to Transphene.  There have been no financial transactions in Transphene and no impact on our condensed consolidated financial statements.  All future inter-company transactions will be eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through September 30, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

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

INDEX

Since we had no dilutive effect of stock options and warrants for the three months and nine months ended September 30, 2016 and 2015, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 114,041,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares upon exercise of convertible Series B preferred stock for the three months and nine months ended September 30, 2016.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants and approximately 347,453,000 common shares issuable upon exercise of convertible notes payable for the three months and nine months ended September 30, 2015.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2016 and December 31, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at September 30, 2016 and December 31, 2015:

INDEX

	Total	Level 1	Level 2	Level 3
September 30, 2016:
Derivative liabilities	$11,546,206	$-	$-	$11,546,206

Total liabilities measured at fair value	$11,546,206	$-	$-	$11,546,206

December 31, 2015:
Derivative liabilities	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

During the nine months ended September 30, 2016, the Company had the following activity in its derivative liabilities:

	Convertible Notes	Series B
	Payable	Preferred Stock	Total

Derivative liability at December 31, 2015	$13,184,369	$-	$13,184,369
Addition to liability for new debt/shares issued	537,000	3,908,211	4,445,211
Elimination of liability on conversion to common shares	(33,756)	-	(33,756)
Elimination of liability on conversion to preferred shares	(9,750,930)	-	(9,750,930)
Contribution of liability to capital on settlement of
related party debt	(106,858)	-	(106,858)
Change in fair value	3,141,451	666,719	3,808,170

Derivative liability at September 30, 2016	$6,971,276	$4,574,930	$11,546,206

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2016 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the consolidated financial statements of the Company.

INDEX

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2015 have been reclassified to conform to the presentation for the three months and nine months ended September 30, 2016.

3.  CAPITAL STOCK

At September 30, 2016, the Company's authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

During the nine months ended September 30, 2016, the Company issued a total of 3,028,018 shares of common stock at fair value in conversion of $10,450 of convertible promissory notes and accrued interest payable of $3,176.  In connection with the debt conversion, the Company increased common stock by $3,028 and additional paid-in capital by $83,359, reduced derivative liabilities by $33,756 and recognized a loss of $39,005 on conversion of the notes.  The Company also increased the number of common shares by 816 shares pursuant to the reverse stock split, increasing common stock by $1 and decreasing additional paid-in capital by $1.

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of September 30, 2016, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,410,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $0 and $8,400 for the three months ended September 30, 2016 and 2015, respectively, and $0 and $25,200 for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, we had no unrecognized stock-based compensation expense.

INDEX

A summary of the Company's stock option awards as of September 30, 2016, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,410,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at September 30, 2016	1,410,000	$0.19	3.97	$8,120

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0658 as of September 30, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of September 30, 2016 and December 31, 2015, the Company had 46,000 common stock purchase warrants outstanding, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

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

Convertible Promissory Notes - Services of $244,452

On December 31, 2012, we entered into convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer ("Chairman").  We entered into securities purchase agreements for the sale of 5% convertible promissory notes in the principal amount of $244,452, which are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  One of the notes with a principal balance of $25,980 at September 30, 2015 matured on December 31, 2014 and is currently in default.  The other two notes mature on December 31, 2016.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.

INDEX

On July 27, 2016, we entered into a Settlement and Release Agreement with the Chairman for full extinguishment of the above described convertible promissory note with a principal balance of $185,852, plus accrued interest.  We agreed to pay the Chairman $100 in cash and arranged for him to enter into an option agreement with our principal lender and a principal holder of our Series B preferred stock ("Lender") to acquire 225 shares of our Series B preferred stock from the Lender upon the occurrence of certain events defined in the agreement.  Due to the related party nature of this transaction, the extinguishments of the note principal of $185,752, accrued interest payable of $33,199 and associated derivative liability of $106,858 were recorded to additional paid-in capital as a contribution to capital totaling $325,809.

Convertible Promissory Note - $100,000

During 2013, we received total proceeds of $40,000 pursuant to a securities purchase agreement for the sale of 10% convertible promissory notes in the aggregate principal amount of $100,000.  The notes are convertible into shares of our common stock at a price equal to a variable conversion price of the lesser of $0.90 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The notes were to mature one year from their effective date.  The maturity dates were extended to June 30, 2016.  We recorded a debt discount of $40,000 related to the beneficial conversion feature of the notes, which has been fully amortized to interest expense.  During the three months ended March 31, 2016, $5,550 principal and $1,660 accrued interest payable were converted into shares of common stock and the remaining principal of $34,450 and accrued interest payable of $9,607 were converted into shares of Series B preferred stock on March 3, 2016.

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

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000.  The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We have entered into an agreement to repay this note with 12 equal monthly payments of principal and interest of $2,352.  The note had a principal balance of $16,667 and accrued interest payable of $2,125 at September 30, 2016.

INDEX

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

INDEX

On June 30, 2014, we received proceeds of $200,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense.

On July 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $820.

On August 6, 2014, we received proceeds of $65,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,381.

On August 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,231.

On September 9, 2014, we received proceeds of $56,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,064.

On October 8, 2014, we received proceeds of $24,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,759.

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

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,473.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,455.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,874.

INDEX

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $10,596.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,455.

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,436.

On April 17, 2015, we received proceeds of $45,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $5,164.

On May 5, 2015, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,445.

On May 11, 2015, we received proceeds of $40,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,582.

On June 22, 2015, we received proceeds of $35,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $4,016.

On June 23, 2015, we received proceeds of $20,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $20,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,295.

On July 9, 2015, we received proceeds of $23,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $23,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,635.

The total principal balance of $500,000 and total accrued interest payable of $50,748 were converted into shares of Series B preferred stock on March 3, 2016.

INDEX

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

On July 13, 2015, we received proceeds of $12,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,375.

On August 7, 2015, we received proceeds of $65,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,445.

On September 10, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On October 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On November 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On December 9, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,879.

On January 14, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,239.

On February 9, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $1,051.

The total principal balance of $227,000 and total accrued interest payable of $8,498 were converted into shares of Series B preferred stock on March 3, 2016.

INDEX

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

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $14,384.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $14,794.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $14,803.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $42,411.

On May 19, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $22,027.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $13,699.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $20,499.

On August 5, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $9,205.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2016, amortization of debt discount was recorded to interest expense in the amount of $2,562.

INDEX

The total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $0 and $542 for the three months ended September 30, 2016 and 2015, respectively.  The total loss on settlement of debt related to the conversion of notes payable into shares of our common stock was $39,005 for the nine months ended September 30, 2016 and the total gain on settlement of debt related to the conversion of notes payable into shares of our common stock was $5,660 for the nine months ended September 30, 2015.

6.  DERIVATIVE LIABILITIES

The fair value of the Company's derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date.  For purpose of estimating the fair value of the derivative liability associated with our convertible notes payable, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at September 30, 2016 are as follows:

Stock price on the valuation date	$0.0658
Conversion price for the debt	$0.0045 - $0.062
Dividend yield	0.00%
Years to maturity	.25 – .95
Risk free rate	.29% - .59%
Expected volatility	60.93% - 203.34%

The value of the derivative liability associated with our convertible notes payable at September 30, 2016 and December 31, 2015 was estimated at $6,971,276 and $13,184,369, respectively.  These inputs are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

For purpose of estimating the fair value of the derivative liability associated with our Series B preferred stock, we used a multinomial lattice model based on projections of various potential future outcomes.  The significant assumptions used in the valuation of the derivative liability at September 30, 2016 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0658
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	227.2%

The value of the derivative liability associated with our Series B convertible stock at September 30, 2016 was estimated at $4,574,930.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2016 and 2015, the Company paid no amounts for income taxes.

INDEX

During the nine months ended September 30, 2016 and 2015, the Company paid $1,063 and $0 for interest.

During the nine months ended September 30, 2016, the Company had the following non-cash investing and financing activities:

The Company issued a total of 3,028,018 shares of common stock in conversion of $10,450 in convertible notes payable, plus $3,176 of accrued interest payable, increasing common stock by $3,028, increasing additional paid-in capital by $83,359, decreasing derivative liabilities by $33,756 and recording a loss on settlement of debt of $39,005.

The Company increased debt discount and derivative liabilities by $537,000 for the issuance of new convertible debt.

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

The Company decreased convertible notes payable by $185,752, accrued interest payable by $33,199 and derivative liabilities by $106,858 and increased additional paid-in capital by $325,809 for settlement of related party debt recorded as a contribution to capital.

During the nine months ended September 30, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 80,311,720 shares of common stock in conversion of $29,200 in convertible notes payable, plus $6,940 of accrued interest payable, increasing common stock by $80,313, increasing additional paid-in capital by $642,074, decreasing derivative liabilities by $691,907 and recording a gain on settlement of debt of $5,660.

The Company increased debt discount and derivative liabilities by $482,000 for the issuance of new convertible debt.

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

On December 12, 2012, we entered into a convertible note with the Chairman in exchange for services valued at $185,852.  On July 27, 2016, we entered into a Settlement and Release Agreement with the Chairman for full extinguishment of the convertible promissory note with a principal balance of $185,852, plus accrued interest of $33.199 and associated derivative liability of $106,858, which was recorded as a contribution of capital totaling $325,809.  We agreed to pay the Chairman $100 in cash and arranged for him to enter into an option agreement with our principal lender and a principal holder of our Series B preferred stock ("Lender") to acquire 225 shares of our Series B preferred stock from the Lender upon the occurrence of certain events defined in the agreement.

INDEX

On June 4, 2013, we entered into a convertible note with a member of our Board of Directors in exchange for services valued at $25,000.  As of September 30, 2016 and December 31, 2015, the principal balance of this related party note was $16,667 and $25,000, respectively, with accrued interest payable of $2,125 and $3,219 as of September 30, 2016 and December 31, 2015, respectively.  We have entered into an agreement to repay the note with 12 equal monthly payments of principal and interest of $2,352.

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

On December 15, 2015, we entered into another Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2, as amended on May 19, 2016, commenced on January 1, 2016 and expired on September 30, 2016.  The total cost to the Company is $65,497.

On January 5, 2015, the Company formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene is formed to commercialize any technology that the Company licenses out of SRA #1. In consideration for its interest in Transphene, the Company assigned to Transphene the intellectual property rights acquired by the Company from SRA #1.  The Company and Banerjee also entered into a Shareholders' Agreement pursuant to which the Company and Banerjee agreed to (i) vote their shares to elect Mr. William E. Beifuss, Jr., President and Chief Executive Officer of the Company, and Banerjee as the directors of Transphene and (ii) not sell or transfer shares until the selling shareholder first offers its shares to the other shareholder.  Through September 30, 2016, the Company has not licensed any intellectual property from UCSB and therefore has not assigned any intellectual property to Transphene.  There have been no financial transactions in Transphene and no impact on our consolidated financial statements. At this time, the Company does not see an opportunity to commercialize the research findings from SRA #1.  The Company does not intend to continue Transphene, and expects to terminate, wind-up and dissolve the subsidiary in 2016.  Any future inter-company transactions will be eliminated in consolidation.

10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received advances under the March 4, 2016 $1,000,000 CPN of $55,000 on October 17, 2016 and $55,000 on November 8, 2016.

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

OVERVIEW

Effective September 16, 2014, Carbon Sciences, Inc. ("Carbon Sciences," "we," "us," "our," or the "Company") determined to change the focus of its business from developing a technology to convert natural gas into liquid fuel to developing graphene-based technologies and devices. If successfully developed and commercialized, we plan to license our graphene technology to other companies.  The technology, which we are developing in conjunction with the University of California, Santa Barbara ("UCSB"), is intended to develop a new graphene-based optical modulator, a critical fiber optics component for enabling ultrafast communication in data centers for Cloud computing.

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

On December 15, 2015, we entered into another Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2, as amended on May 19, 2016, commenced on January 1, 2016 and expired on September 30, 2016.  The total cost to the Company is $65,497.

INDEX

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market.  On March 7, 2016, we announced that Christopher S. Kelly joined the Company to serve as our Chief Executive Officer and help execute the growth-by-acquisition strategy.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our consolidated financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through September 30, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

INDEX

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2016 and December 31, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at September 30, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
September 30, 2016:
Derivative liabilities	$11,546,206	$-	$-	$11,546,206

Total liabilities measured at fair value	$11,546,206	$-	$-	$11,546,206

December 31, 2015:
Derivative liabilities	$13,184,369	$-	$-	$13,184,369

Total liabilities measured at fair value	$13,184,369	$-	$-	$13,184,369

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

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2016 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the condensed consolidated financial statements of the Company.

Results of Operations

General and Administrative Expenses

General and administrative expenses increased by $107,431 to $149,607 in the three months ended September 30, 2016 from $42,176 in the three months ended September 30, 2015, and increased by $203,197 to $476,234 in the nine months ended September 30, 2016 from $273,037 in the nine months ended September 30, 2015.  The increase in general and administrative expenses in the current year is due primarily to increases in salary, legal, and other office expenses.

INDEX

Research and Development Expenses

Research and development expenses decreased by $105,000 to $0 in the three months ended September 30, 2016 from $105,000 in the three months ended September 30, 2015, and decreased by $233,368 to $65,497 in the nine months ended September 30, 2016 from $298,865 in the nine months ended September 30, 2015.  The decrease in research and development expenses in the current year first quarter is due primarily to the decrease in amounts expensed related to SRA #1. Research and development expenses in the current year of $65,497 are comprised of the cost to the Company for SRA #2, which expired on September 30, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $123 to $175 in the three months ended September 30, 2016 from $52 in the three months ended September 30, 2015, and increased by $287 to $443 in the nine months ended September 30, 2016 from $156 in the nine months ended September 30, 2015.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at September 30, 2016.

Other Income (Expense)

Total other expense was $1,461,552 for the three months ended September 30, 2016 compared to total other income of $16,883,645 for the three months ended September 30, 2015.  Total other expense was $4,460,760 and $6,400,859 for the nine months ended September 30, 2016 and 2015, respectively.  Fluctuations in total other income (expense) from period to period result primarily from changes in our derivative liabilities.

We reported a loss on change in derivative liabilities of $1,356,170 for the three months ended September 30, 2016 and a gain on change in derivative liabilities of $17,092,006 for the three months ended September 30, 2016.  We reported a loss on change in derivative liabilities of $3,808,170 and $5,880,131 for the nine months ended September 30, 2016 and 2015, respectively.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense decreased by $103,521 to $113,433 for the three months ended September 30, 2016 from $216,954 for the three months ended September 30, 2015.  The decrease is the result of converting significant amounts of debt to Series B preferred stock in March 2016.  Our interest expense increased by $89,567 to $637,739 for the nine months ended September 30, 2016 from $548,172 for the nine months ended September 30, 2015.  The year-to-date increase is the result of interest on new debt incurred to finance our operations, including the amortization of related debt discount, partially offset by the decrease in debt in March 2016 when significant amounts of debt were converted to Series B preferred stock.

INDEX

We recognized a gain on settlement of debt of $542 in the three months ended September 30, 2015 resulting from the conversion of debt to equity.  We recognized a loss on settlement of debt of $39,005 in the nine months ended September 30, 2016 and a gain on settlement of debt of $5,660 in the nine months ended September 30, 2015 resulting from the conversion of debt.

We have also reported rental income from the sublease of our office space that is not material to our operations.

Net Loss

As a result, we had a net loss of $1,611,334 in the three months ended September 30, 2016 and net income of $16,736,417 in the three months ended September 30, 2015 and a net loss of $5,002,934 and $6,972,917 in the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had a working capital deficit of $11,941,030 compared to a working capital deficit of $15,031,642 as of December 31, 2015.  The decrease in the working capital deficit was due primarily to the decrease in our non-cash derivative liabilities and the conversion of convertible debt to Series B preferred stock in March 2016.  Our cash balance at September 30, 2016 was $35,694.

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

We received proceeds of $25,000 on March 4, 2016, $27,000 on March 14, 2016, $33,000 on March 17, 2016, $90,000 on April 11, 2016, $60,000 on May 19, 2016, $50,000 on June 22, 2016, $87,000 on July 6, 2016, $60,000 on August 5, 2016 and $55,000 on September 13, 2016 pursuant to the March 2016 $1,000,000 CPN.  The note matures, with respect to each advance, one year from the effective date of each advance.

INDEX

Cash Flows from Operating, Investing and Financing Activities

During the nine months ended September 30, 2016, we used net cash of $529,097 in operating activities as a result of our net loss of $5,002,934, an increase in prepaid expenses of $6,638 and a decrease in accounts payable of $4,877, partially offset by non-cash expenses totaling $4,434,527 and an increase in accrued expenses and other current liabilities of $50,825.

During the nine months ended September 30, 2015, we used net cash of $477,144 in operating activities as a result of our net loss of $6,972,917, non-cash gain of $5,660 and a decrease in accounts payable of $12,569, partially offset by non-cash expenses totaling $6,345,271, a decrease in prepaid expenses of $61,485 and an increase in accrued expenses and other current liabilities of $107,246.

During the nine months ended September 30, 2016, we used $1,472 in investing activities, comprised of the purchase of property and equipment.  We had no net cash provided by or used in investing activities during the nine months ended September 30, 2015.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $528,567, comprised of proceeds from convertible notes payable of $537,000, partially offset by repayment of convertible notes payable of $8,433.  Net cash provided by financing activities during the nine months ended September 30, 2015 was $482,000, comprised of proceeds from convertible notes payable.

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

INDEX

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through September 30, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company's internal controls over financial reporting, the Company's president and chief financial officer concluded that the internal controls over financial reporting are effective as of September 30, 2016.

INDEX

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three-month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, the Company did not issue any unregistered shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed consolidated financial statements, as of September 30, 2016, we were in default on two convertible notes payable totaling $55,480.  We are currently in discussions with the lenders and anticipate we will successfully negotiate extensions of the maturity date of the notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

INDEX

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

3.7*	Certificate of Correction, filed with the Nevada Secretary of State on April 1, 2016.

3.8*	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2016.

3.9*	Certificate of Amendment, filed with the Nevada Secretary of State on June 15, 2016

3.9	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007).

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

INDEX

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

*Filed herewith

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 10, 2016.

CARBON SCIENCES, INC.

By:	/s/ William E. Beifuss, Jr.
President (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)