Form 10-K
period 2016-12-31
Carbon Sciences, Inc.
filed 2017-03-21
CIK 1407878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company's common stock was sold as reported on the OTC-QB Market on June 30, 2016 was $2,806,147.

The number of shares of registrant's common stock outstanding, as of March 21, 2017 was 36,675,123.

PART I

ITEM 1. BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to "Carbon Sciences," the "Company," "we," "us," or "our" refer to Carbon Sciences, Inc.

Introduction

In June 2014, Carbon Sciences entered into its first Sponsored Research Agreement with the University of California at Santa Barbara ("UCSB") to develop a low-cost method to produce graphene.  At this time, we do not see an opportunity to commercialize the research findings from our first UCSB Sponsored Research Agreement and have terminated our joint venture through Transphene, Inc., our 50% owned subsidiary, and wound up and dissolved it in 2016.

In December 2015, Carbon Sciences entered into a second Sponsored Research Agreement with UCSB to develop a new graphene-based optical modulator, a critical fiber optics component for enabling ultrafast fiber optics communication in data centers for Cloud computing.

In March 2017, Carbon Sciences entered into a third Sponsored Research Agreement with UCSB to continue the development of a new graphene-based optical modulator.

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

After research and development of methods to produce low cost graphene, Carbon Sciences focused on the research and development of graphene-based devices to enable ultrafast fiber optics communication in Cloud computing infrastructure.

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

We believe high speed and low cost graphene-based components, such as optical modulators (for sending) and photodetectors (for receiving), have the potential to unclog the bottlenecks in the Cloud.  This advance would enable a global era of high-resolution video on demand, high fidelity music streaming, high volume e-commerce and many more Cloud-based services.

Our research program is expected to be secondary to the execution of our new growth-by-acquisition strategy.  We intend to focus the majority of our resources on acquiring, integrating, and expanding high quality businesses in the IT industry.  We believe that there is an excellent opportunity to consolidate profitable private companies engaged in the IT business on an accretive, synergistic basis.

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

On December 15, 2015, we entered into a second Sponsored Research Agreement ("SRA #2" and collectively with SRA #1, "SRAs") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 included the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2 commenced on January 1, 2016 and expired on September 30, 2016.  The total cost to the Company was $65,497, which has been fully paid.

On March 9, 2017, we entered into our third Sponsored Research Agreement (SRA #3) with UCSB, pursuant to which UCSB will continue the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #3 will commence on April 1, 2017 and conclude on September 30, 2017.  The total cost to the Company is $65,009.

For optical data to be transmitted through a fiber optic cable, light from a laser beam must be modulated, meaning changed or pulsed, to encode specific digital data.  Otherwise, a constant beam of light does not communicate anything.  The faster the light beam can be modulated, the more data can be encoded and transmitted. One of the very important attributes of graphene is extreme high speed and tunable conductivity.  Incidentally, changing the conductivity of graphene also changes its optical properties, which means light passing through it will also be changed accordingly to encode digital data.  It is these fundamental features of graphene that SRA #3 aims to exploit in developing an ultrafast, low cost, and low power, graphene-based optical modulator.

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

On January 5, 2015, Carbon Sciences formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene was formed to commercialize any technology that the Company licensed from UCSB as a result of SRA #1.  In consideration for its interest in Transphene, the Company agreed to assign the intellectual property rights acquired by the Company from SRA #1 to Transphene.  At this time, the Company does not see an opportunity to commercialize the research findings of SRA #1.  As of the date of this report, the Company has not licensed any intellectual property from UCSB, and therefore has not assigned any intellectual property to Transphene.  Therefore, we terminated our joint venture through Transphene and wound up and dissolved Transphene in 2016.

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

We were formed in August 2006 and have been developing a new technology for commercial use.  We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital.  As a result, our auditor issued an opinion in connection with our December 31, 2016 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing.  Our ability to generate such revenues will depend on whether we can successfully develop, commercialize and license our technology and make the transition from a development stage company to an operating company.  We expect to continue to incur losses.  In making your evaluation of our business, you should consider that we are a start-up business focused on a new technology, are designing solutions that have no proven market acceptance, and operate in a rapidly evolving industry.  As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully commercialize our technology, operate profitably or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

We have hired a new Chief Executive Officer to implement our new strategy of growing the Company through the acquisition of other private operating companies engaged in the information technology business.  While we will endeavor to acquire companies that are profitable and accretive, there is no assurance that any of our business acquisitions will be economically successful or perform as expected.  We may acquire businesses that incur unexpected losses, or may not integrate well with the Company.  We may not realize profits on our business acquisitions for a number of reasons, including but not limited to paying higher than fair value, unexpected operating deficits, change in the market, loss of customers, reduced demand, loss of management and other causes.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2016, we incurred an aggregate net loss, and had an accumulated deficit, of $27,649,999.  For the years ended December 31, 2016 and 2015, we incurred net losses of $277,663 and $5,218,161, respectively.  Our losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our technology, if feasible.  We believe we will require significant funding to make this transition, if full-scale development is commercially justified.  If we do make such transition, we expect our business to grow significantly in size and complexity.  This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources.  As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures.  Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

We may not be able to develop, commercialize or finance the development or commercialization of graphene-based devices.

We are in the early stages of the research and development for graphene-based devices to enable ultrafast fiber optics communication in Cloud computing infrastructure.  There is no assurance that we will be able to successfully develop or commercialize graphene technology.  If successfully developed and commercialized, we plan to license our graphene technology to other companies. We may not be able to attract sufficient interest from prospective licensees of technology, or from private equity partners and banks to complete the project.  If we are not able to fund the cost of developing the graphene technology, we may be forced to scale back our research and development plans.

Sufficient customer acceptance for our technology may never develop or may take longer to develop than we anticipate, and as a result, our revenues and profits, if any, may be insufficient to fund our operations.

The commercial market for graphene is still very much in its infancy.  Sufficient markets may never develop for our technology, may develop more slowly than we anticipate or may develop with economics that are not favorable for us.  The development of sufficient markets for our technology at favorable pricing may be affected by cost competitiveness of our technology, customer reluctance to try new technology and emergence of more competitive technologies.  Because our technology has not yet been used, potential customers may be skeptical about product stability, supply availability, quality control and our financial viability, which may prevent them from purchasing our technology or entering into long-term licensing agreements with us.  We cannot estimate or predict whether a market for our technology will develop, whether sufficient demand for our technology will materialize at favorable prices, or whether satisfactory profit margins will be achieved.  If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and adversely impacted.

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

Due to the continued disruption in the financial markets arising from the global recession and the slow pace of economic recovery, many of our potential customers are unable to access capital necessary to accommodate the use of our technology.  Many are operating under austerity budgets that limit their ability to invest in new technology and that make it significantly more difficult to take risks.  As a result, we may experience increased difficulties in convincing customers to adopt our technology as a viable alternative at this time.

We may not be able to generate revenues from licensing our technology.

Our business plan includes, as our main revenue stream, the collection of royalties through licensing our technology and intellectual property portfolio that we currently have and may build in the course of our business.  Companies to which we grant licenses may not be able to produce, market, and sell enough products to pay us royalty fees or they may default on the payment of royalties.  We may not be able to achieve profitable operations from collecting royalties from the licensing of our proprietary technology.

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

There is no guarantee that we are not overlapping other competitive innovations that have not been publicly disclosed.  We will not know for sure the value and protectability of our intellectual property until we file patents and prosecute them with patent offices globally.

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

To be competitive in the industry, we may be required to continually enhance and update our technology.  The costs of doing so may be substantial, and if we are unable to maintain the efficacy of our technology, our ability to compete may be impaired.  In addition, interest in our technology may wane as alternative technologies gain market acceptance.  If competitors develop, obtain or license technology that is superior to ours, we may lose our competitive edge which may have a material adverse effect on our business, financial condition, results of operations and prospects.

RISKS RELATING TO OUR COMMON STOCK

Our common stock is subject to volatility.

We cannot assure that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors.  The market price of our common stock may be significantly affected by one or more of the following factors:

•	announcements or press releases relating to the industry or to our own business or prospects;
•	regulatory, legislative, or other developments affecting us or the industry generally;
•	sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and
•	market conditions specific to companies in our industry and the stock market generally.

If our common stock remains subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market, if we have stockholders' equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC's "penny stock" rules.  If our common stock remains subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

We are authorized to issue shares of preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of preferred stock, of which 1,000 shares have been designated as Series A Preferred Stock and 30,000 shares have been designated as Series B Preferred Stock.  Currently there are no shares of Series A Preferred Stock and 16,155 shares of Series B Preferred Stock issued and outstanding.  We can issue additional shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement.  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Of the 35,178,624 shares of our common stock outstanding as of December 31, 2016, approximately 34,631,460 shares are freely tradable without restriction.  Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 2. PROPERTIES.

Our principal office is located at 5511C Ekwill Street, Santa Barbara, California 93111.  We lease approximately 2,800 square feet.  We extended our lease for a period of five years, expiring on September 30, 2017.  The base rent for the period of October 1, 2012 to September 30, 2013 was $2,884 per month, for the period October 1, 2014 to September 30, 2015 was $3,450 per month, for the period October 1, 2015 to September 30, 2016 was $3,533 per month, and for the remaining period commencing on October 1, 2016 to September 30, 2017 the base rent is $3,639 per month.  We sublease approximately 1,400 square feet to a short-term subtenant, which reduces our occupancy expense to approximately 50% of our lease amount.

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

Fiscal Year 2014	High	Low
First Quarter	$0.013	$0.0042
Second Quarter	0.0057	0.002
Third Quarter	0.019	0.0009
Fourth Quarter	0.0098	0.004

Fiscal Year 2015	High	Low
First Quarter	$0.016	$0.004
Second Quarter	0.0235	0.005
Third Quarter	0.011	0.0039
Fourth Quarter	0.0065	0.0036

Fiscal Year 2016	High	Low
First Quarter	$0.111	$0.023
Second Quarter	0.115	0.006
Third Quarter	0.085	0.06
Fourth Quarter	0.0659	0.0055

As of March 7, 2017, there were 98 holders of record of our common stock.  This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.  We currently expect to retain future earnings, if any, for the development of our business.

Common Stock

Our Articles of Incorporation, as amended, authorize the issuance of up to two billion (2,000,000,000) shares of common stock, $.001 par value per share.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders.  Holders of common stock have cumulative voting rights.  Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 7, 2017, our common stock was held by 98 stockholders of record, and we had 36,675,123 shares of common stock issued and outstanding.  We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors.  The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street, Canton, Massachusetts 02021.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	1,456,000	$ 0.34	-0-

Total	1,456,000	$ 0.34	2,000,000

(1) Consists of options to purchase a total of 1,410,000 common shares and warrants to purchase a total of 46,000 common shares.

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

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs;

(i)	aspects of the Company's business are not proprietary and in general the Company is subject to inherent competition;

(j)	further dilution of existing shareholders' ownership in Company;

(k)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

(l)
inability to make business acquisitions in the industries we seek due to a lack of capital or financing, purchase prices that are too high, terms that are too onerous, a lack of attractive candidates for acquisition, and strong competition for business acquisitions from bigger, better capitalized competitors; and

(m)	failure of newly acquired businesses to operate profitability or perform as expected.

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

Current Overview

In June 2014, Carbon Sciences entered into its first Sponsored Research Agreement with the University of California at Santa Barbara ("UCSB") to develop a low-cost method to produce graphene.  At this time, we do not see an opportunity to commercialize the research findings from our first UCSB Sponsored Research Agreement and have terminated our joint venture through Transphene, Inc., our 50% owned subsidiary, and wound up and dissolved it in 2016.

In December 2015, Carbon Sciences entered into a second Sponsored Research Agreement with UCSB to develop a new graphene-based optical modulator, a critical fiber optics component for enabling ultrafast fiber optics communication in data centers for Cloud computing.

In March 2017, Carbon Sciences entered into a third Sponsored Research Agreement with UCSB to continue the development of a new graphene-based optical modulator.

In addition, on February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market.  On March 7, 2016, we announced that Christopher S. Kelly joined the Company to serve as our Chief Executive Officer and help execute the growth-by-acquisition strategy.

On January 5, 2015, we formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene was formed to commercialize any technology that the Company licensed from UCSB as a result of SRA #1.  In consideration for its interest in Transphene, the Company agreed to assign the intellectual property rights acquired by the Company from SRA #1 to Transphene.  At this time, the Company does not see an opportunity to commercialize the research findings of SRA #1.  As of the date of this report, the Company has not licensed any intellectual property from UCSB, and therefore has not assigned any intellectual property to Transphene.  Therefore, we terminated our joint venture through Transphene and wound up and dissolved Transphene in 2016.

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2016 and 2015, we believe the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016 and 2015:

	Total	Level 1	Level 2	Level 3
December 31, 2016:
Derivative liability	$ 6,690,697	$ -	$ -	$ 6,690,697

Total liabilities measured at fair value	$ 6,690,697	$ -	$ -	$ 6,690,697

December 31, 2015:
Derivative liability	$ 13,184,369	$ -	$ -	$ 13,184,369

Total liabilities measured at fair value	$ 13,184,369	$ -	$ -	$ 13,184,369

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and our Series B preferred stock as derivatives.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our outstanding Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment."  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business."  The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update are to be applied prospectively on or after the effective date.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In October 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-17, "Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control."  This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE.  A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

General and Administrative Expenses

General and administrative expenses increased by $282,355 to $623,515 in the year ended December 31, 2016 from $341,160 in the year ended December 31, 2015.  The increase in general and administrative expenses in the current year is due primarily to increases in executive compensation, including adding a new chief executive officer in March 2016.

Research and Development Expenses

Research and development expenses decreased by $233,368 to $65,497 in the year ended December 31, 2016 from $298,865 in the year ended December 31. 2015.  The research and development expenses in the current year are comprised of the costs of SRA #2 with UCSB, which commenced on January 1, 2016 and expired on June 30, 2016.  The research and development expenses in the prior year are comprised of the amortization of payments made for SRA #1 and payments to research and development consultants.  There were no payments to research and development consultants in the current year.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $617 in the year ended December 31, 2016 from $208 in the year ended December 31, 2015.  Our investment in property and equipment currently is not material to our operations.

Other Income (Expense)

Total other income was $411,966 for the year ended December 31, 2016, compared to other expense of $4,577,928 for the year ended December 31, 2015.  The change in total other income (expense) is primarily due to the fluctuation in gain (loss) on change in derivative liabilities.  We reported a gain on change in derivative liabilities of $1,217,339 for the year ended December 31, 2016 and a loss on change in derivative liabilities of $3,842,671 for the year ended December 31, 2015.  Our estimate of the fair value of the derivative liabilities for the conversion features of our convertible notes payable and our outstanding Series B Preferred Stock is based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and other assumptions of management.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Our interest expense increased by $27,898 to $798,650 for the year ended December 31, 2016 from $770,752 for the year ended December 31, 2015.  In March 2016, we converted $1,615,362 of debt to Series B Preferred Stock; however, interest expense for the current year increased due to the addition of $707,000 of new convertible debt during the year and increased amortization to interest expense of debt discount associated with the new debt.

We also recognized a loss on settlement of debt of $33,561 for the year ended December 31, 2016, resulting primarily from the conversion of debt to equity, compared to a gain on settlement of debt of $5,660 for the year ended December 31, 2015.

We have also reported rental income from the sublease of our office space of $26,838 and $29,835 for the years ended December 31, 2016 and 2015, respectively, that is not material to our operations.

Net Loss

As a result, our net loss for the year ended December 31, 2016 was $277,663 compared to a net loss of $5,218,161 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $41,839, including cash of $39,934, and total current liabilities of $7,257,424, resulting in a working capital deficit of $7,215,585.  Included in our current liabilities at December 31, 2016 are derivative liabilities totaling $6,690,697, which we do not anticipate will require cash payments to settle.

During the year ended December 31, 2016, we used net cash of $688,607 in operating activities as a result of our net loss of $277,663, non-cash gain on change in derivative liabilities of $1,217,339 and decrease in accounts payable of $25,910, partially offset by non-cash expenses totaling $764,723, a decrease in prepaid expenses of $102 and an increase in accrued expenses and other current liabilities of $67,480.

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

During the year ended December 31, 2016, we had net cash used in investing activities of $1,472 for the purchase of property and equipment.  We had no net cash provided by or used in investing activities during the year ended December 31, 2015.

Net cash provided by financing activities during the year ended December 31, 2016 was $692,317, comprised of proceeds from convertible notes payable of $707,000, partially offset by repayment of convertible notes payable of $14,683.  Net cash provided by financing activities during the year ended December 31, 2015 was $557,000, comprised of proceeds from convertible notes payable.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through December 31, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2015, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Byron Elton	63	Chairman of the Board of Directors
William E. Beifuss, Jr.	71	Director, President, Acting Chief Financial Officer and Secretary
Christopher S. Kelly	36	Director and Chief Executive Officer

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

William E. Beifuss, Jr. — Director, President, Secretary and Acting Chief Financial Officer.  Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013. Mr. Beifuss also served as the Chief Executive Officer of the Company from May 10, 2013 to March 7, 2016.  Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company.  Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013.  From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9.  He served as the interim Chief Financial Officer of Warp 9, Inc. from June 2011 to April 2012.  From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company.  He served as a unit committee chairman of Boy Scouts of America.

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

Board Committees

Audit Committee.  Our board of directors has appointed an audit committee.  During our fiscal year ended December 31, 2016, our audit committee is comprised of Byron Elton.  Mr. Elton does not qualify as independent as defined in Rule 4200 of Nasdaq's listing standards.  Our audit committee is authorized to:

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

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2016 with senior management.  The audit committee has also discussed with Liggett & Webb P.A. ("Liggett & Webb"), Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from Liggett & Webb required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with Liggett & Webb the independence of Liggett & Webb as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors' independence for Liggett & Webb, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2016 all Reporting Persons timely complied with all applicable filing requirements.

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

The Elements of Carbon Sciences' Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2016, all executive officer base salary decisions were approved by the board of directors.

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

Equity Incentive Awards

In November 2011, our board adopted a stock option plan (the "2011 Plan") under which 2,000,000 shares of common stock have been reserved for issuance.  No stock option awards have yet been made to any of our Named Executives or other officers or employees of Carbon Sciences under the 2011 Plan.  Our board has granted a total of 1,400,000 stock options to our current President and a former Chief Executive Officer outside of our 2011 Plan.  These equity incentive awards, we believe, motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2016 and 2015 to our Chief Executive Officer, our President and our most highly compensated officers other than the Chief Executive Officer at December 31, 2016 whose total compensation exceeded $100,000, which we refer to as our "Named Executive Officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Christopher S. Kelly Jr. Chief Executive Officer(2)	2016	180,090	-	-	-	-	-	12,627	192,717

William E. Beifuss, Jr. President, Acting Chief Financial Officer, Secretary, and Former Chief Executive Officer(3)	2016 2015	- -	- -	- -	- -	- -	- -	70,000 60,000	70,000 60,000

(1)	Other compensation for Mr. Kelly consists of medical insurance premiums paid by the Company. Other compensation for Mr. Beifuss consists of consulting fees paid.

(2)	Mr. Kelly was appointed Chief Executive Officer effective March 7, 2016.

(3)	Mr. Beifuss was appointed President, Chief Executive Officer, and acting Chief Financial Officer of the Company effective May 10, 2013. He resigned as our Chief Executive Officer on March 7, 2016.

Employment Agreements

Commencing on March 7, 2016, Mr. Kelly is serving as the Chief Executive Officer of the Company on an "at-will," full-time basis.  Mr. Kelly's base salary is $18,333.33 per month, equivalent to an annual salary of $220,000.  He is entitled to participate in all benefits that the Company has or will implement, including covering all of Mr. Kelly's health insurance premiums.  Mr. Kelly executed the Company's standard Employment Confidentiality and Inventions Agreement.

We have a written consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our former Chief Executive Officer, and current President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013.  The agreement was amended, effective November 1, 2016, to increase the monthly compensation to $10,000.  The agreement may be cancelled by either party with 30 days' notice.

Grants of Equity Awards – Fiscal Year 2016

We did not grant any equity awards to our Named Executive Officers in fiscal year 2016.

Outstanding Equity Awards

The following table sets forth information with respect to grants of options to purchase our common stock to our Named Executive Officers at December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary, and Former Chief Executive Officer(1)	1,200,000	-	-	$0.06	9/23/2020

Byron Elton, Former Chief Executive Officer, Former President, Former Acting Chief Financial Officer and Former Secretary(2)	200,000	-	-	$0.06	9/23/2020

(1)
On September 23, 2013, Mr. Beifuss was granted nonqualified stock options to purchase 1,200,000 shares of our common stock at an exercise price of $0.06 per share exercisable until September 23, 2020 in consideration for his services to us.  These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Carbon Sciences.

(2)
On September 23, 2013, Mr. Elton was granted nonqualified stock options to purchase 200,000 shares of our common stock at an exercise price of $0.06 per share exercisable until September 23, 2020 in consideration for his services to us.  These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Elton is an employee or consultant of Carbon Sciences.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2016.

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

On June 4, 2013, Daniel Nethercott, a former director who resigned, effective January 3, 2015, was issued a convertible promissory note in the amount of $25,000 in exchange for services.  The maturity date of the note is June 4, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Nethercott has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion.  We have entered into an agreement to repay this note in 12 equal monthly payments of principal and interest of $2,352, commencing in June 2016.  The note had a principal balance of $10,417 and accrued interest payable of $1,328 at December 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 8, 2017, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 8, 2017 upon the exercise of options, warrants or convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 8, 2017 have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent (1)

Executive Officers and Directors:
William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary and Director (2)	1,295,538	3.42%

Byron Elton, Chairman (3)	206,250	0.56%

Christopher S. Kelly, Chief Executive Officer and Director (4)	-	-

All Executive Officers and Directors as a Group (3 persons)	1,501,788	3.94%

(1)	Based upon 36,675,123 shares issued and outstanding as of March 8, 2017.

(2)	Includes 1,200,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 8, 2017.

(3)	Includes 200,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 8, 2017.

(4)
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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On December 31, 2012, we entered into a convertible promissory note with Byron Elton, the Chairman of our Board of Directors and our former Chief Executive Officer, in exchange for services valued at $185,852.  On July 27, 2016, we entered into a Settlement and Release Agreement with the Chairman for full extinguishment of the convertible promissory note with a principal balance of $185,852, plus accrued interest.  We agreed to pay the Chairman $100 in cash and arranged for him to enter into an option agreement with our principal lender and a principal holder of our Series B Preferred Stock ("Lender") to acquire 225 shares of our Series B Preferred Stock from the Lender upon the occurrence of certain events defined in the agreement.  Due to the related party nature of this transaction, the extinguishments of the note principal of $185,752, accrued interest payable of $33,199 and associated derivative liability of $106,858 were recorded to additional paid-in capital as a contribution to capital totaling $325,809.

On June 4, 2013, Daniel Nethercott, a former director who resigned effective January 3, 2015, was issued a convertible promissory note in the amount of $25,000 in exchange for services.  The original maturity date of the note was June 4, 2016 and the note bears interest at a rate of 5% per annum.  Mr. Nethercott has the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock.  The conversion price is the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion.  We have extended the maturity date of the note by entering into an agreement to repay the note with 12 equal monthly payments of principal and interest of $2,352 beginning in June 2016.  The note had a principal balance of $10,417 and accrued interest payable of $1,328 at December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. in 2016 for the audit and reviews of our 2016 and 2015 financial statements total approximately $42,000 and $30,000.

Fees incurred to HJ Associates & Consultants, LLP for the reviews of our 2015 financial statements were $17,225.

Audit-Related Fees

We incurred no audit-related fees during 2016 and 2015 to Liggett & Webb, P.A. and HJ Associates & Consultants, LLP.

Tax Fees

We incurred fees of $1,750 to Liggett & Webb, P. A. for tax compliance services for the year ended December 31, 2016 and $1,025 to HJ Associates & Consultants, LLP for tax compliance services for the year ended December 31, 2015.

All Other Fees

There were no fees billed to us by Liggett & Webb, P.A. or HJ Associates & Consultants, LLP for services other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" during the years ended December 31, 2016 and 2015.

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

3.5	Series A Preferred Stock Certificate of Designation of Carbon Sciences, Inc.. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 2016).

3.6	Series B Preferred Stock Certificate of Designation of Carbon Sciences, Inc.. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 4, 2016).

3.7	Certificate of Correction, filed with the Nevada Secretary of State on April 1, 2016*

3.8	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2016 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 10, 2016).

3.9	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on June 15, 2016*

3.10	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007).

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

10.5	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.6	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company's Registration Statement on S-1 filed on November 7, 2011)

10.7	Consulting Agreement between Carbon Sciences, Inc. and Howard Fong, dated December 8, 2011. (Incorporated by reference to the Company's Registration Statement on S-1 filed on January 9, 2012)

10.8	Form of Subscription Agreement dated as of September 18, 2006. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.9	Form of Subscription Agreement dated as of October 2, 2006. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.10	Form of Subscription Agreement dated as of March 1, 2007. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.11	Form of Subscription Agreement dated as of April 16, 2007. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on July 27, 2007)

10.12
Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.13	Shareholders' Agreement for Transhpene, Inc., dated January 5, 2015. (Incorporated by reference to the Company's Report on Form 8K filed on January 8, 2015)

14.1	Code of Ethics (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

16.1	Letter from HJ Associates & Consultants, LLP dated January 27, 2016 (Incorporated by reference to the Company's Report on Form 8-K filed on January 29, 2016)

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carbon Sciences, Inc.

Date: March 21, 2017	By:	/s/ William E. Beifuss, Jr.
PRESIDENT (PRINCIPAL EXECUTIVE OFFICER) AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William E. Beifuss, Jr.	DIRECTOR, PRESIDENT, AND ACTING CHIEF FINANCIAL OFFICER	March 21, 2017
William E. Beifuss, Jr.

/s/ Christopher S. Kelly	DIRECTOR AND CHIEF EXECUTIVE OFFICER	March 21, 2017
Christopher S. Kelly

/s/ Byron Elton	CHAIRMAN OF THE BOARD OF DIRECTORS	March 21, 2017
Byron Elton

CARBON SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Carbon Sciences, Inc.
Santa Clarita, California

We have audited the accompanying balance sheets of Carbon Sciences, Inc. ("the Company") as of December 31, 2016 and 2015, and the related statements of operations, shareholders' deficit, and cash flow for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Sciences, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 21, 2017
New York, New York

CARBON SCIENCES, INC.
Balance Sheets

	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$39,934	$37,696
Prepaid expenses	1,905	2,007
Total current assets	41,839	39,703

Property and equipment, net	1,194	339

Total assets	$43,033	$40,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$108,381	$139,735
Accrued expenses and other current liabilities	5,846	4,611
Accrued interest, notes payable	50,964	285,624
Derivative liabilities	6,690,697	13,184,369
Convertible notes payable	39,917	191,500
Convertible notes payable, net of discount of $358,981 and $222,758, respectively	361,619	1,265,506
Total current liabilities	7,257,424	15,071,345

Long-term liabilities – Convertible notes payable, net of discount of $0 and $159,768, respectively	-	40,232

Total liabilities	7,257,424	15,111,577

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized: Series B, 16,155 and 0 shares issued and outstanding, respectively	16	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 35,178,624 and 32,149,790 shares issued and outstanding, respectively	35,179	32,150
Additional paid-in capital	20,400,413	12,268,651
Accumulated deficit	(27,649,999)	(27,372,336)
Total stockholders' deficit	(7,214,391)	(15,071,535)

Total liabilities and stockholders' deficit	$43,033	$40,042

See notes to financial statements

CARBON SCIENCES, INC.
Statements of Operations
	Years Ended December 31,
	2016	2015

Revenue	$-	$-

Operating expenses:
General and administrative	623,515	341,160
Research and development	65,497	298,865
Depreciation	617	208

Total operating expenses	689,629	640,233

Loss from operations	(689,629)	(640,233)

Other income (expense):
Rental income	26,838	29,835
(Loss) gain on settlement of debt	(33,561)	5,660
Gain (loss) on change in derivative liabilities	1,217,339	(3,842,671)
Interest expense	(798,650)	(770,752)

Total other income (expense)	411,966	(4,577,928)

Loss before income taxes	(277,663)	(5,218,161)

Provision for income taxes	-	-

Net loss	$(277,663)	$(5,218,161)

Net loss per share, basic and diluted	$(0.01)	$(0.18)

Weighted average number of shares outstanding, basic and diluted	34,908,588	29,512,353

See notes to financial statements

CARBON SCIENCES, INC.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2016 and 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2014	-	$ -	-	$ -	24,118,618	$ 24,119	$ 11,526,295	$ (22,154,175)	$ (10,603,761)

Issuance of common stock for conversion of notes payable and accrued interest payable (8,031,172 shares issued at fair value at $0.055 - $0.135 per share)	-	-	-	-	8,031,172	8,031	714,356	-	722,387

Stock compensation cost	-	-	-	-	-	-	28,000	-	28,000

Net loss	-	-	-	-	-	-	-	(5,218,161)	(5,218,161)

Balance at December 31, 2015	-	-	-	-	32,149,790	32,150	12,268,651	(27,372,336)	(15,071,535)

Issuance of common stock for conversion of notes payable and accrued interest payable (3,028,018 shares issued at fair value at $0.028 - $0.029 per share)	-	-	-	-	3,028,018	3,028	83,359	-	86,387

Adjustment to shares pursuant to reverse stock split	-	-	-	-	816	1	(1)	-	-

Issuance of Series A preferred shares for services	1,000	1	-	-	-	-	-	-	1

Redeem Series A preferred shares	(1,000)	(1)	-	-	-	-	-	-	(1)

See notes to financial statements

CARBON SCIENCES, INC.
Statements of Stockholders' Deficit (continued)
For the Years Ended December 31, 2016 and 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of Series B preferred shares for conversion of notes payable, accrued interest payable and derivative liabilities with a book value of $11,630,822	-	-	16,155	16	-	-	11,630,806	-	11,630,822

Derivative liability upon issuance of Series B preferred shares	-	-	-	-	-	-	(3,908,211)	-	(3,908,211)

Related party debt forgiven and contributed to capital	-	-	-	-	-	-	325,809	-	325,809

Net loss	-	-	-	-	-	-	-	(277,663)	(277,663)

Balance at December 31, 2016	-	$ -	16,155	$ 16	35,178,624	$ 35,179	$ 20,400,413	$ (27,649,999)	$ (7,214,391)

See notes to financial statements

CARBON SCIENCES, INC.
Statements of Cash Flows
	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(277,663)	$(5,218,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617	208
Loss (gain) on settlement of debt	33,561	(5,660)
Amortization of debt discount recorded to interest expense	730,545	619,622
(Gain) loss on change in derivative liabilities	(1,217,339)	3,842,671
Stock compensation cost	-	28,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	102	68,586
Increase (decrease) in:
Accounts payable	(25,910)	(20,535)
Accrued expenses and other current liabilities	67,480	150,518
Net cash used in operating activities	(688,607)	(534,751)

Cash flows from investing activities:
Purchase of property and equipment	(1,472)	-
Net cash used in investing activities	(1,472)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	707,000	557,000
Repayment of convertible notes payable	(14,683)	-
Net cash provided by financing activities	692,317	557,000

Net increase in cash	2,238	22,249
Cash, beginning of the year	37,696	15,447

Cash, end of the year	$39,934	$37,696

See notes to financial statements

CARBON SCIENCES, INC.
Notes to Financial Statements
Years Ended December 31, 2016 and 2015

1.  ORGANIZATION AND LINE OF BUSINESS

Organizational History

Carbon Sciences, Inc. (the "Company") was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc.  On April 2, 2007, the Company changed its name to Carbon Sciences, Inc.

Overview of Business

The Company was initially in the business of offering real-time and interactive mobile communication services to businesses and consumers under the Zingerang trade name.  Through two Sponsored Research Agreements ("SRA") with the University of California, Santa Barbara ("UCSB"), we have performed research work to develop graphene-based technologies and devices.  Subsequent to December 31, 2016, we entered into our third SRA with UCSB to further develop a graphene-based device (see Note 13). Graphene is a naturally occurring sheet of pure carbon that is only one atom thick.  It is flexible, transparent, impermeable to moisture, strong and highly conductive. Experts believe that graphene is a very versatile material that can enable new applications such as bendable touchscreen displays, rapid charge batteries, super-capacitors, low cost solar cells, extreme high-speed semiconductors, biosensors, as well as water purification.  If successfully developed and commercialized, we plan to license our graphene technology to other companies.  The technology is intended to commercialize graphene for optical modulator applications to potentially enhance the speed and performance of fiber optic systems.

On January 5, 2015, Carbon Sciences formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene was formed to commercialize any technology that the Company licensed from UCSB as a result of SRA #1.  In consideration for its interest in Transphene, the Company agreed to assign the intellectual property rights acquired by the Company from SRA #1 to Transphene.  At this time, the Company does not see an opportunity to commercialize the research findings of SRA #1, has not licensed any intellectual property from UCSB, and therefore has not assigned any intellectual property to Transphene.  Therefore, we terminated our joint venture through Transphene and wound up and dissolved Transphene in 2016.  There have been no financial transactions in Transphene and no impact on our financial statements.

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through December 31, 2016, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

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

Depreciation expense for the years ended December 31, 2016 and 2015 was $617 and $208, respectively.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2016 and 2015, the amounts reported for cash, accrued interest, accrued expenses and other current liabilities, and notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016 and 2015:

	Total	Level 1	Level 2	Level 3
December 31, 2016:
Derivative liabilities	$ 6,690,697	$ -	$ -	$ 6,690,697

Total liabilities measured at fair value	$ 6,690,697	$ -	$ -	$ 6,690,697

December 31, 2015:
Derivative liabilities	$ 13,184,369	$ -	$ -	$ 13,184,369

Total liabilities measured at fair value	$ 13,184,369	$ -	$ -	$ 13,184,369

During the years ended December 31, 2016 and 2015, the Company had the following activity in its derivative liabilities account:

	Convertible Notes	Series B
	Payable	Preferred Stock	Total

Derivative liabilities at December 31, 2014	$ 9,476,605	$ -	$ 9,476,605
Addition to liability for new debt issued	557,000	-	557,000
Elimination of liability on conversion	(691,907)	-	(691,907)
Change in fair value	3,842,671	-	3,842,671

Derivative liabilities at December 31, 2015	13,184,369	-	13,184,369
Addition to liability for new debt/shares issued	707,000	3,908,211	4,615,211
Elimination of liability on conversion to common shares	(33,756)	-	(33,756)
Elimination of liability on conversion to preferred shares	(9,750,930)	-	(9,750,930)
Contribution of liability to capital on settlement of related party debt	(106,858)	-	(106,858)
Change in fair value	(663,919)	(553,420)	(1,217,339)

Derivative liabilities at December 31, 2016	$ 3,335,906	$ 3,354,791	$ 6,690,697

Loss per Share Calculations
Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted net income or loss per common share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period, and shares issuable upon exercise of convertible notes payable and convertible preferred stock.

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2016 and 2015, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  For the year ended December 31, 2016, the Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable warrants, approximately 157,269,000 shares issuable upon conversion of convertible notes payable and approximately 367,000,000 common shares upon conversion of convertible Series B preferred stock.  For the year ended December 31, 2015, the Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable warrants and approximately 3,738,502,000 shares issuable upon conversion of convertible notes payable.

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

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $65,497 and $298,865 for the years ended December 31, 2016 and 2015, respectively.

Advertising Costs
We expense the cost of advertising and promotional materials when incurred.  We incurred no advertising costs for the years ended December 31, 2016 and 2015.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment."  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business."  The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update are to be applied prospectively on or after the effective date.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In October 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-17, "Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control."  This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE.  A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

3.  CAPITAL STOCK

At December 31, 2016, the Company's authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series A Preferred Stock

On February 12, 2016, the Company filed a Certificate of Designation for its Series A Preferred Stock (the "Series A Certificate") with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock.  The shares of Series A Preferred Stock have a par value of $0.001 per share. The Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock.

On February 12, 2016, the Board of Directors of the Company authorized the issuance of 1,000 shares of Series A Preferred Stock, par value $0.001 per share, to the Company's President and director, William E. Beifuss, Jr., for services rendered.

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

Effective March 3, 2016, the Board of Directors of the Company authorized the issuance of 16,155 shares of Series B Preferred Stock, with a face value of $1,615,500, to holders of convertible promissory notes in the aggregate principal amount of $1,615,362 payable by the Company (the "Prior Notes"), in exchange for the redemption and cancellation of the Prior Notes, including all outstanding principal of $1,615,362 and unpaid interest, which has been accruing at 10% per annum.

At the date of conversion, the Prior Notes and accrued interest payable consisted of the following:

Effective Date	Principal	Accrued Interest

December 12, 2012	$ 198,912	$ 71,929
February 22, 2013	34,450	9,607
May 29, 2013	97,000	27,461
October 7, 2013	58,000	13,609
April 18, 2014	500,000	82,677
October 1, 2014	500,000	50,749
July 13, 2015	227,000	8,498

Total	$ 1,615,362	$ 264,530

In the conversion, we decreased derivative liabilities related to the convertible debt by $9,750,930, increased Series B preferred stock by $16 and increased additional paid-in capital by $11,630,806.  We also increased derivative liabilities related to the Series B preferred stock issued and decreased additional paid-in capital by $3,908,211.

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

Common Stock

On April 20, 2016, the Company amended its articles of incorporation to reduce the number of authorized shares of common stock from 1,000,000,000 to 100,000,000 and to affect a one-for-ten reverse stock split of its authorized, issued and outstanding shares of common stock.  The Company has given retroactive affect for the reverse stock split in all periods presented in the accompanying financial statements.

On April 29, 2016, our Board of Directors and the holder of a majority of the total issued and outstanding voting stock of the Company authorized and approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 2,000,000,000.

During the year ended December 31, 2016, the Company issued a total of 3,028,018 shares of common stock at fair value in conversion of $10,450 of convertible promissory notes, accrued interest payable of $3,176 and derivative liability of $33,756.  We recognized a loss of $39,005 on conversion of the notes.  The Company also increased the number of outstanding common shares by 816 shares pursuant to the reverse stock split, increasing common stock by $1 and decreasing additional paid-in capital by $1.

During the year ended December 31, 2015, the Company issued a total of 8,031,172 shares of common stock at fair value in conversion of $29,200 of convertible promissory notes, accrued interest payable of $6,940 and derivative liability of $691,907.  We recognized a gain of $5,660 on the conversion of the notes.

4.  STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Stock Options

As of December 31, 2016, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,410,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  Stock-based compensation expense included in general and administrative expense was $0 and $28,000 for the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, we had no unrecognized stock-based compensation expense.

A summary of the Company's stock option awards as of December 31, 2016, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,410,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at December 31, 2016	1,410,000	$0.19	3.72	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0254 as of December 31, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of December 31, 2016 and December 31, 2015, the Company had 46,000 common stock purchase warrants outstanding, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

5.  CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Promissory Note - $299,212

Effective October 24, 2013, the remaining principal balance of certain notes payable totaling $291,443 and accrued interest of $7,769 were combined in a new 10% convertible promissory note in the aggregate amount of $299,212, which originally matured on October 24, 2014.  The maturity date was subsequently extended to June 30, 2016.  The new note was convertible into shares of our common stock at a conversion price equal to (a) the lesser of $0.06 per share or (b) 50% of the lowest trade price recorded on any trade date after the effective date, or (c) the lowest effective price per share granted to any person through the issuance of securities after the effective date.  After conversions to our common stock during 2013 and 2014, and the three months ended March 31, 2016, the note had a principal balance of $198,912.  This principal balance and related accrued interest payable of $71,929 were converted into shares of Series B preferred stock on March 3, 2016.

Convertible Promissory Notes - Services of $244,452

On December 31, 2012, we entered into 5% convertible promissory notes with three individuals in exchange for services rendered in the aggregate amount of $244,452, including $185,852 with the Chairman of our Board of Directors and our former Chief Executive Officer ("Chairman").  The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We recorded a debt discount of $237,742 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.  One of the notes with a principal balance of $25,980 at December 31, 2016, matured on December 31, 2014 and is currently in default.  The maturity date of a second note with a principal balance of $32,619 at December 31, 2016, has been extended to December 31, 2017.

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

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000.  The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We have entered into an agreement to repay this note with 12 equal monthly payments of principal and interest of $2,352 beginning in June 2016.  The note had a principal balance of $10,417 and accrued interest payable of $1,328 at December 31, 2016.

Convertible Promissory Note – $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.  The note was converted in full to shares of our common stock in February 2017 (Note 13).  We recorded a debt discount of $2,536, which has been fully amortized to interest expense, along with a derivative liability at inception.

Convertible Promissory Note – $250,000

On October 8, 2012, we entered into to a 10% convertible promissory note in the aggregate principal amount of $250,000.  The note is convertible into shares of common stock of the Company at a price equal to the lesser of $0.06 or 50% of the lowest trade price subsequent to the effective date of the note and prior to the conversion.  The maturity date of this note was extended to June 30, 2016.

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

On April 18, 2014, we received proceeds of $60,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $31,861 and the debt discount was fully amortized to interest expense.

On May 20, 2014, we received proceeds of $45,000 pursuant to the April 2014 $500,000 SPA.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $26,557 and the debt discount was fully amortized to interest expense.

On June 30, 2014, we received proceeds of $200,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $200,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2015, amortization of debt discount was recorded to interest expense in the amount of $132,847 and the debt discount was fully amortized to interest expense.

On July 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $820 and $16,621, respectively, and the debt discount was fully amortized to interest expense.

On August 6, 2014, we received proceeds of $65,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $4,381 and $43,215, respectively, and the debt discount was fully amortized to interest expense.

On August 18, 2014, we received proceeds of $25,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $2,231 and $16,621, respectively, and the debt discount was fully amortized to interest expense.

On September 9, 2014, we received proceeds of $56,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $56,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $7,064 and $37,367, respectively, and the debt discount was fully amortized to interest expense.

On October 8, 2014, we received proceeds of $24,000 pursuant to the April 2014 $500,000 CPN.  We recorded a debt discount of $24,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $4,336 and $15,985, respectively, and the debt discount was fully amortized to interest expense.

The total principal balance of $500,000 of the April 2014 $500,000 CPN and total accrued interest payable of $82,677 were converted into shares of Series B preferred stock on March 3, 2016.

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

On October 1, 2014, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $10,912 and $43,294, respectively, and the debt discount was fully amortized to interest expense.

On November 7, 2014, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $7,020 and $20,018, respectively, and the debt discount was fully amortized to interest expense.

On December 9, 2014, we received proceeds of $25,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $7,345 and $16,651, respectively, and the debt discount was fully amortized to interest expense.

On January 14, 2015, we received proceeds of $92,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $92,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $32,965 and $59,035, respectively, and the debt discount was fully amortized to interest expense.

On February 10, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $12,230 and $17,770, respectively, and the debt discount was fully amortized to interest expense.

On March 16, 2015, we received proceeds of $30,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $14,182 and $15,818, respectively, and the debt discount was fully amortized to interest expense.

On April 17, 2015, we received proceeds of $45,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $45,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $23,852 and $21,148, respectively, and the debt discount was fully amortized to interest expense.

On May 5, 2015, we received proceeds of $65,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $36,636 and $28,364, respectively, and the debt discount was fully amortized to interest expense.

On May 11, 2015, we received proceeds of $40,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $22,982 and $17,018, respectively, and the debt discount was fully amortized to interest expense.

On June 22, 2015, we received proceeds of $35,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $22,760 and $12,240, respectively, and the debt discount was fully amortized to interest expense.

On June 23, 2015, we received proceeds of $20,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $20,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $13,042 and $6,958, respectively, and the debt discount was fully amortized to interest expense.

On July 9, 2015, we received proceeds of $23,000 pursuant to the October 2014 $500,000 CPN.  We recorded a debt discount of $23,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $15,682 and $7,318, respectively, and the debt discount was fully amortized to interest expense.

The total principal balance of $500,000 of the October 2014 $500,000 CPN and total accrued interest payable of $50,748 were converted into shares of Series B preferred stock on March 3, 2016.

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

On July 13, 2015, we received proceeds of $12,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $8,269 and $3,731, respectively, and the debt discount was fully amortized to interest expense.

On August 7, 2015, we received proceeds of $65,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $47,745 and $17,255, respectively, and the debt discount was fully amortized to interest expense.

On September 10, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $19,881 and $5,119, respectively, and the debt discount was fully amortized to interest expense.

On October 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $21,389 and $3,611, respectively, and the debt discount was fully amortized to interest expense.

On November 13, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $22,806 and $2,194, respectively, and the debt discount was fully amortized to interest expense.

On December 9, 2015, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2016 and 2015, amortization of debt discount was recorded to interest expense in the amount of $23,995 and $1,005, respectively, and the debt discount was fully amortized to interest expense.

On January 14, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $25,000 and the debt discount was fully amortized to interest expense.

On February 9, 2016, we received proceeds of $25,000 pursuant to the July 2015 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $25,000 and the debt discount was fully amortized to interest expense.

The total principal balance of $227,000 of the July 2015 $500,000 CPN and total accrued interest payable of $8,498 were converted into shares of Series B preferred stock on March 3, 2016.

March 2016 Convertible Promissory Note – $1,000,000

On March 4, 2016, we entered into a convertible promissory note in the aggregate principal amount of $1,000,000 (the "March 2016 $1,000,000 CPN").  The lender may advance the Company consideration in such amounts as the lender may choose in its sole discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note.  The note initially matured, with respect to each advance, one year from the effective date of each advance.  Subsequently, the Lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from March 4, 2016.

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $20,685, resulting in a remaining discount of $4,315 at December 31, 2016.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $21,600, resulting in a remaining discount of $5,400 at December 31, 2016.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $21,608, resulting in a remaining discount of $11,392 at December 31, 2016.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $65,096, resulting in a remaining discount of $24,904 at December 31, 2016.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $36,986, resulting in a remaining discount of $23,014 at December 31, 2016.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $36,301, resulting in a remaining discount of $23,699 at December 31, 2016.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $42,427, resulting in a remaining discount of $44,573 at December 31, 2016.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $23,836, resulting in a remaining discount of $36,164 at December 31, 2016.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $16,425, resulting in a remaining discount of $38,575 at December 31, 2016.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $11,301, resulting in a remaining discount of $43,699 at December 31, 2016.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $7,986, resulting in a remaining discount of $47,014 at December 31, 2016.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2016, amortization of debt discount was recorded to interest expense in the amount of $3,767, resulting in a remaining discount of $56,233 at December 31, 2016.

The total loss on settlement of debt, including conversions of notes payable, was $33,561 for the year ended December 31, 2016.  The total gain on settlement of debt was $5,660 for the year ended December 31, 2015.

6.  DERIVATIVE LIABILITIES

The fair value of the Company's derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date.  For purpose of estimating the fair value of the derivative liabilities associated with our convertible notes payable, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015

Stock price on the valuation date	$0.0254	$0.004
Conversion price for the debt	$0.0763 - $0.0045	$0.004 - $0.0045
Dividend yield	0.00%	0.00%
Years to maturity	.20 – 1.00	1.00 – 1.44
Risk free rate	.51% - .85%	.65-.86%
Expected volatility	115.06% - 189.59%	103.67-151.10%

The value of the derivative liabilities associated with our convertible notes payable at December 31, 2016 and December 31, 2015 was estimated at $3,335,906 and $13,184,369, respectively.  These inputs are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

For purpose of estimating the fair value of the derivative liability associated with our Series B preferred stock, we used a multinomial lattice model based on projections of various potential future outcomes.  The significant assumptions used in the valuation of the derivative liability at December 31, 2016 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0254
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	245.3%

The value of the derivative liability associated with our Series B convertible preferred stock at December 31, 2016 was estimated at $3,354,791.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7.  RESEARCH AGREEMENTS AND FORMATION OF SUBSIDIARY

On June 18, 2014, we entered into a Sponsored Research Agreement ("SRA #1") with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #1 included the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of SRA #1 commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730, which has been fully paid.  The Company amortized the SRA #1 payments over the life of the contract.  Research and development expenses for the year ended December 31, 2015 included $193,865 related to the SRA #1.

On December 15, 2015, we entered into a second Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB will perform research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 includes the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2 commenced on January 1, 2016 and expired on June 30, 2016.  The total cost to the Company was $65,497, which is reported as research and development expenses for the year ended December 31, 2016.

Subsequent to December 31, 2016, we entered into our third SRA with UCSB to further develop a graphene-based device (see Note 13).

On January 5, 2015, the Company formed Transphene, Inc., a Nevada corporation ("Transphene"), of which the Company owns 50% of the total issued and outstanding capital stock.  The remaining 50% is owned by Dr. Kaustav Banerjee ("Banerjee"), a director and Chief Technical Officer of Transphene.  Transphene is formed to commercialize any technology that the Company licenses out of SRA #1. In consideration for its interest in Transphene, the Company assigned to Transphene the intellectual property rights acquired by the Company from SRA #1.  The Company and Banerjee also entered into a Shareholders' Agreement pursuant to which the Company and Banerjee agreed to (i) vote their shares to elect Mr. William E. Beifuss, Jr., President and Chief Executive Officer of the Company, and Banerjee as the directors of Transphene and (ii) not sell or transfer shares until the selling shareholder first offers its shares to the other shareholder.  At this time, the Company does not see an opportunity to commercialize the research findings of SRA #1, has not licensed any intellectual property from UCSB, and therefore has not assigned any intellectual property to Transphene.  Therefore, we terminated our joint venture through Transphene and wound up and dissolved Transphene in 2016.  There have been no financial transactions in Transphene and no impact on our financial statements.

8.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2016 and 2015, we paid no amounts for income taxes.

During the years ended December 31, 2016 and 2015, we paid cash for interest expense of $1,860 and $0, respectively.

During the year ended December 31, 2016, the Company had the following non-cash investing and financing activities:

The Company issued a total of 3,028,018 shares of common stock for the conversion of $10,450 in convertible notes payable, plus $3,176 of accrued interest payable, increasing common stock by $3,028, increasing additional paid-in capital by $83,359, decreasing derivative liabilities by $33,756 and recording a loss on settlement of debt of $39,005.

The Company increased debt discount and derivative liabilities by $707,000 for the issuance of new convertible debt.

The Company issued a total of 16,155 shares of Series B preferred stock for the conversion of $1,615,362 in convertible notes payable, plus $264,530 of accrued interest payable, increasing Series B preferred stock by $16, increasing additional paid-in capital by $11,630,806 and decreasing derivative liabilities by $9,750,930.

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

During the year ended December 31, 2015, the Company had the following non-cash investing and financing activities:

The Company issued a total of 80,311,720 shares of common stock for the conversion of $29,200 in convertible notes payable, plus $6,940 of accrued interest payable, increasing common stock by $80,313, increasing additional paid-in capital by $642,074, decreasing derivative liability by $691,907 and recording a gain on settlement of debt of $5,660.

The Company increased debt discount and derivative liability by $557,000 for the issuance of new convertible debt.

9.  INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 43% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:
	Years Ended December 31,
	2016	2015

Income tax benefit at statutory rate	$(119,400)	$(2,243,800)
State income taxes, net of federal benefit	(300)	(300)
Nondeductible stock deductions	61,900	1,928,300
Other	(12,200)	-
Valuation allowance	70,000	315,800

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:
	December 31,
	2016	2015

Deferred tax assets:
Net operating loss carryforward	$3,839,800	$3,782,600
Research and development credit carryforward	125,200	100,100
Related party accrued expenses	600	13,400
Accrued compensated absences	900	400

Valuation allowance	(3,966,500)	(3,896,500)

	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of December 31, 2016, we recorded a valuation allowance of $3,966,500 against net current deferred tax.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2016, we had a net operating loss carryforward available to offset future taxable income of approximately $8,930,000, which begins to expire at dates that have not been determined.  If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2016 and 2015, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense).  As of December 31, 2016 and 2015, we had no accrued interest or penalties related to uncertain tax positions.

10.  RELATED PARTY TRANSACTIONS

See Note 3 for a discussion regarding the issuance of 1,000 shares of Series A Preferred Stock to the Company's President and director, William E. Beifuss, Jr., for services rendered.  The shares were subsequently automatically redeemed on the date 90 days after the effective date of the Series A Certificate.

See Note 5 for discussion of convertible notes payable with related parties, including multiple lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a 5% convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852.  The principal balance of this related party note was $185,852 as of December 31, 2015 and 2014, with accrued interest payable of $27,878 and $18,585 as of December 31, 2015 and 2014, respectively.  The note was to mature on December 31, 2016.  On July 27, 2016, we entered into a Settlement and Release Agreement with the Chairman for full extinguishment of the above described convertible promissory note with a principal balance of $185,852, plus accrued interest.  We agreed to pay the Chairman $100 in cash and arranged for him to enter into an option agreement with our principal lender and a principal holder of our Series B preferred stock ("Lender") to acquire 225 shares of our Series B preferred stock from the Lender upon the occurrence of certain events defined in the agreement.  Due to the related party nature of this transaction, the extinguishments of the note principal of $185,752, accrued interest payable of $33,199 and associated derivative liability of $106,858 were recorded to additional paid-in capital as a contribution to capital totaling $325,809.

On June 4, 2013, we entered into a convertible note with a former member of our Board of Directors in exchange for services valued at $25,000.  As of December 31, 2015 and 2014, the principal balance of this related party note was $25,000, with accrued interest payable of $3,219 and $1,969 as of December 31, 2015 and 2014, respectively.  The note was to mature on June 4, 2016.  We have entered into an agreement to repay this note in 12 equal monthly payments of principal and interest of $2,352, beginning in June 2016.  The note had a principal balance of $10,417 and accrued interest payable of $1,328 at December 31, 2016.

11.  COMMITMENTS AND CONTINGENCIES - OPERATING LEASE

We extended our facility lease for a period of five years, expiring on September 30, 2017.  The base rent for the period of October 1, 2012 to September 30, 2013 was $2,884 per month, for the period October 1, 2014 to September 30, 2015 was $3,450 per month, for the period October 1, 2015 to September 30, 2016 was $3,533 per month, and for the remaining period commencing on October 1, 2016 to September 30, 2017 the base rent is $3,639 per month. Rent expense for the years ended December 31, 2016 and 2015 was $53,026 and $45,646, respectively.  Minimum rental payments for the year ended December 31, 2017 will be $26,739.

12.  CONSULTING AGREEMENT

We have a written consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our President, Acting Chief Financial Officer, and former Chief Executive Officer for the payment of monthly compensation of $5,000 per month beginning in June 2013.  The agreement may be cancelled by either party with 30 days' notice.

13.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Debt Conversion

Subsequent to December 31, 2016, we issued a lender 1,496,499 shares of our common stock for the conversion of debt in the principal amount of $5,000 and accrued interest of $1,734.

Subsequent Borrowings

We received proceeds of $60,000 in each of January and February 2017 from the March 2016 $1,000,000 CPN.

Extension of Maturity Dates of Convertible Promissory Notes

Subsequent to December 31, 2016, the maturity dates of certain convertible promissory notes were extended to various dates in 2017.  See Note 5.