Form 10-Q
period 2017-03-31
Carbon Sciences, Inc.
filed 2017-05-12
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54817

CARBON SCIENCES, INC.

(Name of registrant in its charter)

Nevada	205451302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5511C Ekwill Street, Santa Barbara, California 93111

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 456-7000

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of registrant’s common stock outstanding, as of May 12, 2017 was 36,675,123.

INDEX

CARBON SCIENCES, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Balance Sheets
	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS

Current assets:
Cash	$38,681	$39,934
Prepaid expenses	22,064	1,905
Total current assets	60,745	41,839

Property and equipment, net	1,019	1,194
Total assets	$61,764	$43,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$138,603	$108,381
Accrued expenses and other current liabilities	5,671	5,846
Accrued interest, notes payable	67,876	50,964
Derivative liabilities	9,058,770	6,690,697
Convertible notes payable	33,667	39,917
Convertible notes payable, net of discount of $353,395 and $358,981, respectively	542,205	361,619
Total current liabilities	9,846,792	7,257,424

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized: Series B, 16,155 shares issued and outstanding	16	16
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 36,675,123 and 35,178,624 shares issued and outstanding, respectively	36,675	35,179
Additional paid-in capital	20,452,940	20,400,413
Accumulated deficit	(30,274,659)	(27,649,999)
Total stockholders’ deficit	(9,785,028)	(7,214,391)
Total liabilities and stockholders’ deficit	$61,764	$43,033

See notes to condensed financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2017	2016

Revenue	$-	$-

Operating Expenses:
General and administrative	184,094	118,755
Research and development	-	32,749
Depreciation and amortization	175	93

Total operating expenses	184,269	151,597

Loss from operations	(184,269)	(151,597)

Other income (expense):
Rental income	-	8,051
(Loss) gain on settlement of debt	17	(39,005)
Loss on change in derivative liabilities	(2,235,379)	(1,149,505)
Interest expense	(205,029)	(468,795)

Total other income (expense)	(2,440,391)	(1,649,254)

Loss before income taxes	(2,624,660)	(1,800,851)

Provision for income taxes	-	-

Net loss	$(2,624,660)	$(1,800,851)

Net loss per common share, basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	35,760,596	34,062,407

See notes to condensed financial statements

INDEX

CARBON SCIENCES, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,624,660)	$(1,800,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	93
Preferred stock issued for services	-	1
(Gain) loss on settlement of debt	(17)	39,005
Amortization of debt discount and beneficial conversion feature recorded to interest expense	185,586	436,899
Loss on change in derivative liabilities	2,235,379	1,149,505
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(20,159)	(20,045)
Increase (decrease) in:
Accounts payable	30,222	14,675
Accrued expenses and other current liabilities	18,471	32,601

Net cash used in operating activities	(175,003)	(148,117)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,472)

Net cash used in investing activities	-	(1,472)

Cash flows from financing activities:
Proceeds from convertible notes payable	180,000	135,000
Payments of convertible notes payable	(6,250)	-

Net cash provided by financing activities	173,750	135,000

Net decrease in cash	(1,253)	(14,589)
Cash, beginning of period	39,934	37,696

Cash, end of period	$38,681	$23,107

See notes to condensed financial statements

INDEX

CARBON SCIENCES, INC.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2017

(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through March 31, 2017, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K.  The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

INDEX

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

Since we had no dilutive effect of stock options and warrants for the three months ended March 31, 2017 and 2016, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 199,292,206 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months ended March 31, 2017.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 23,452,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months ended March 31, 2016.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017 and December 31, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We have adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

INDEX

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017 and December 31, 2016:

INDEX

	Total	Level 1	Level 2	Level 3
March 31, 2017:
Derivative liabilities	$ 9,058,770	$ -	$ -	$ 9,058,770

Total liabilities measured at fair value	$ 9,058,770	$ -	$ -	$ 9,058,770

December 31, 2016:
Derivative liabilities	$ 6,690,697	$ -	$ -	$ 6,690,697

Total liabilities measured at fair value	$ 6,690,697	$ -	$ -	$ 6,690,697

During the three months ended March 31, 2017, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Series B Preferred Stock	Total

Derivative liability at December 31, 2016	$ 3,335,906	$ 3,354,791	$ 6,690,697
Addition to liability for new debt/shares issued	180,000	-	180,000
Elimination of liability on conversion to common shares	(47,306)	-	(47,306)
Change in fair value	2,149,603	85,776	2,235,379

Derivative liability at March 31, 2017	$ 5,618,203	$ 3,440,567	$ 9,058,770

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and our Series B preferred stock as derivatives.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

INDEX

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment."  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is a Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

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

Reclassifications

Certain amounts in the condensed financial statements for the three months ended March 31, 2016 have been reclassified to conform to the presentation for the three months ended March 31, 2017.

3.  CAPITAL STOCK

At March 31, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

INDEX

Series A Preferred Stock

On February 12, 2016, the Company filed a Certificate of Designation for its Series A Preferred Stock (the “Series A Certificate”) with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock.  The shares of the Series A Preferred Stock were automatically redeemed by the Company at their par value 90 days after the effective date of the Series A Certificate, in accordance with the terms of the Series A Certificate of Designation.

Series B Preferred Stock

On March 2, 2016, the Company filed a Certificate of Designation for its Series B Preferred Stock (the “Series B Certificate”) with the Secretary of State of Nevada designating 30,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share.

The total face value of this entire series is three million dollars ($3,000,000). Each share of Series B Preferred Stock has a stated face value of One Hundred Dollars ($100) (“Share Value”), and is convertible into shares of fully paid and non-assessable shares of common stock (“Common Stock”) of the Company.

As of March 31, 2017 and December 31, 2016, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500.  These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

INDEX

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

INDEX

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

During the three months ended March 31, 2017, the Company issued a total of 1,496,499 shares of common stock at fair value in consideration for the conversion of $5,000 of convertible promissory notes, accrued interest payable of $1,734 and derivative liabilities of $47,306.  We recognized a gain of $17 on conversion of the notes.

During the three months ended March 31, 2016, the Company issued a total of 3,028,018 shares of common stock at fair value in consideration for the conversion of $10,450 of convertible promissory notes and accrued interest payable of $3,176.  We recognized a loss of $39,005 on conversion of the notes.

INDEX

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of March 31, 2017, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,410,000 shares of common stock to its employees, officers, and consultants.   Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  We recognized no stock-based compensation expense for the three months ended March 31, 2017 and 2016.  As of March 31, 2017, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock option awards as of March 31, 2017, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,410,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at March 31, 2017	1,410,000	$0.19	3.47	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.032 as of March 31, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

INDEX

Warrants

As of March 31, 2017 and December 31, 2016, the Company had 46,000 common stock purchase warrants outstanding, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

5.  CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Services of $58,600

On December 31, 2012, we entered into 5% convertible promissory notes with two individuals in exchange for services rendered in the aggregate amount of $58,600.  The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.  One of the notes with a principal balance of $25,980 at March 31, 2017, matured on December 31, 2014 and is currently in default.  The maturity date of a second note with a principal balance of $32,619 at March 31, 2017, has been extended to December 31, 2017.

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

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000.  The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We have entered into an agreement to repay this note with 12 equal monthly payments of principal and interest of $2,352 beginning in June 2016.  The note had a principal balance of $4,167 and accrued interest payable of $531 at March 31, 2017.

Convertible Promissory Note – $5,000 Exchanged Note

On September 6, 2013, we exchanged a $5,000 promissory note for a 10% convertible promissory note in the aggregate principal amount of $5,000.  The note is convertible into shares of our common stock at a price equal to a conversion price of the lesser of $0.042 per share or fifty percent (50%) of the lowest trade price recorded after the effective date.   We recorded a debt discount of $2,536, which has been fully amortized to interest expense, along with a derivative liability at inception.  In February 2017, we issued the lender 1,496,499 shares of our common stock in consideration for the conversion of principal of $5,000 and accrued interest of $1,734.

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

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $4,315.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $5,400.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $11,392.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $22,192.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $14,795.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $12,329.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $21,452.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $14,795.

INDEX

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $13,562.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $13,562.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $13,562.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $13,904.

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $13,151.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $7,562.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $3,616.

The total gain on settlement of debt, including conversions to common stock, was $17 for the three months ended March 31, 2017.  The total loss on settlement of debt, including conversions to common stock, was $39,005 for the three months ended March 31, 2016.

INDEX

6.  DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. For purpose of estimating the fair value of the derivative liability associated with our convertible notes payable, we used the Black Scholes option valuation model.

The significant assumptions used in the Black Scholes valuation of the derivative liability at March 31, 2017 are as follows:

Stock price on the valuation date	$0.32
Conversion price for the debt	$0.0045 - $0.027
Dividend yield	0.00%
Years to maturity	.78 – 1.00
Risk free rate	0.97% - 1.03%
Expected volatility	110.06% - 162.71%

The value of the derivative liability associated with our convertible notes payable at March 31, 2017 and December 31, 2016 was estimated at $5,618,203 and $3,335,906, respectively.  These inputs are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

For purpose of estimating the fair value of the derivative liability associated with our Series B preferred stock, we used a multinomial lattice model based on projections of various potential future outcomes.  The significant assumptions used in the valuation of the derivative liability at March 31, 2017 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.032
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	255.9%

The value of the derivative liability associated with our Series B convertible stock at March 31, 2017 and December 31, 2016 was estimated at $3,440,567 and $3,354,791, respectively.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2017 and 2016, the Company paid no amounts for income taxes.

During the three months ended March 31, 2017 and 2016, the Company paid $797 and $0 for interest, respectively.

During the three months ended March 31, 2017, the Company had the following non-cash investing and financing activities:

The Company issued a total of 1,496,499 shares of common stock in consideration for the conversion of $5,000 in convertible notes payable, plus $1,734 of accrued interest payable, increasing common stock by $1,496, increasing additional paid-in capital by $52,527, decreasing derivative liabilities by $47,306 and recording a gain on settlement of debt of $17.

INDEX

The Company increased debt discount and derivative liabilities by $180,000 for the issuance of new convertible debt.

INDEX

During the three months ended March 31, 2016, the Company had the following non-cash investing and financing activities:

The Company issued a total of 3,028,018 shares of common stock in consideration for the conversion of $10,450 in convertible notes payable, plus $3,176 of accrued interest payable, increasing common stock by $3,028, increasing additional paid-in capital by $83,359, decreasing derivative liabilities by $33,756 and recording a loss on settlement of debt of $39,005.

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

8.  RELATED PARTY TRANSACTIONS

See Note 5 for discussion of convertible notes payable to related parties, including multiple lenders who are also shareholders of the Company.

9.  RESEARCH AGREEMENTS AND FORMATION OF SUBSIDIARY

On June 18, 2014, we entered into a Sponsored Research Agreement ("SRA #1") with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #1 included the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications.  The term of SRA #1 commenced on July 1, 2014 and expired on June 30, 2015.  The total cost to the Company was $387,730.

On December 15, 2015, we entered into a second Sponsored Research Agreement ("SRA #2") with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company.  The purpose of SRA #2 included the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #2 commenced on January 1, 2016 and expired on June 30, 2016.  The total cost to the Company was $65,497.

On March 9, 2017, we entered into our third Sponsored Research Agreement (“SRA #3”) with UCSB, pursuant to which UCSB will continue the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks.  The term of SRA #3 will commence on April 1, 2017 and conclude on September 30, 2017.  The total cost to the Company is $65,009.

INDEX

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

INDEX

10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On April 1, 2017, we entered into a Consulting Agreement with Big Star Capital 1 (the “Consultant”) for various services related to the business of the Company, including mergers and acquisitions.  The Consultant will receive a monthly fee of $15,000 and the agreement will continue on a month-to-month basis until terminated by either party with a 10-day prior written notice.

We received advances under the March  2016 $1,000,000 CPN of $95,000 on April 12, 2017 and $60,000 on May 8, 2017.

On April 30, 2017, Mr. Christopher Kelly resigned as the Company’s chief executive officer and a director.  Mr. Kelly resigned voluntarily for personal reasons.  The Company’s Board of Directors appointed Mr. William Beifuss, Jr. to serve as the Company’s interim chief executive officer, effective May 1, 2017.

INDEX

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K filed with the SEC on March 21, 2017, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the condensed financial statements and accompanying notes included in this report.

OVERVIEW

In June 2014, Carbon Sciences, Inc. (“Carbon Sciences,” “we,” “us,” “our,” or the “Company”) entered into its first Sponsored Research Agreement (“SRA #1”) with the University of California at Santa Barbara ("UCSB") to develop a low-cost method to produce graphene.  In December 2015, we entered into a second Sponsored Research Agreement (“SRA #2”) with UCSB to develop a new graphene-based optical modulator, a critical fiber optics component for enabling ultrafast fiber optics communication in data centers for Cloud computing.  In March 2017, we entered into a third Sponsored Research Agreement (“SRA #3”) with UCSB to continue the development of a new graphene-based optical modulator.

On January 5, 2015, Carbon Sciences formed a joint venture, Transphene, Inc., a Nevada corporation ("Transphene"), with Dr. Kaustav Banerjee in order to commercialize any technology that the Company licensed from UCSB as a result of SRA #1.   At this time, the Company does not see an opportunity to commercialize the research findings of SRA #1 and has not licensed any intellectual property from UCSB. We, therefore, terminated our joint venture through Transphene and wound up and dissolved Transphene in 2016.

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market.  In connection with this strategy, on April 1, 2017, we entered into a Consulting Agreement with Big Star Capital 1 (the “Consultant”) for various services related to the business of the Company, including mergers and acquisitions.  The Consultant will receive a monthly fee of $15,000 and the agreement will continue on a month-to-month basis until terminated by either party with a 10-day prior written notice.

INDEX

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through March 31, 2017, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes and other option pricing models.  We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

INDEX

Use of Estimates

In accordance with GAAP, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, stock-based compensation expense and other factors.  Management believes it has exercised reasonable judgment in deriving these estimates.  Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2017 and December 31, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

INDEX

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
March 31, 2017:
Derivative liabilities	$ 9,058,770	$ -	$ -	$ 9,058,770

Total liabilities measured at fair value	$ 9,058,770	$ -	$ -	$ 9,058,770

December 31, 2016:
Derivative liabilities	$ 6,690,697	$ -	$ -	$ 6,690,697

Total liabilities measured at fair value	$ 6,690,697	$ -	$ -	$ 6,690,697

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and our Series B preferred stock as derivatives.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

INDEX

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment."  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is a Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

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

Results of Operations

General and Administrative Expenses

General and administrative expenses increased by $65,339 to $184,094 in the three months ended March 31, 2017 compared to $118,755 in the three months ended March 31, 2016. The increase in general and administrative expenses in the current year is due primarily to increases in salary and other office expenses.

Research and Development Expenses

Research and development expenses decreased by $32,749 to $0 in the three months ended March 31, 2017 from $32,749 in the three months ended March 31, 2016. The decrease in research and development expenses in the current year first quarter is due primarily to the decrease in amounts expensed related to SRA #2 in the prior year.

INDEX

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $82 to $175 in the three months ended March 31, 2017 from $93 in the three months ended March 31, 2016.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at March 31, 2017.

Other Income (Expense)

Total other expense was $2,440,391 and $1,649,254 for the three months ended March 31, 2017 and 2016, respectively.

We reported a loss on change in derivative liabilities of $2,235,379 and $1,149,505 for the three months ended March 31, 2017 and 2016, respectively.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense decreased by $263,766 to $205,029 for the three months ended March 31, 2017 from $468,795 for the three months ended March 31, 2016.  The decrease is the result of the conversion to preferred stock of a substantial portion of our convertible notes payable.

We also recognized a gain on settlement of debt resulting from the conversion of debt to equity of $17 for the three months ended March 31, 2017, compared to a loss on settlement of debt of $39,005 for the three months ended March 31, 2016.

We have also reported rental income from the sublease of our office space in the three months ended March 31, 2016 that is not material to our operations.

Net Loss

We had a net loss of $2,624,660 and $1,800,851 in the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $60,745, including cash of $38,681, and total current liabilities of $9,846,792, resulting in a working capital deficit of $9,786,047.  Included in our current liabilities at March 31, 2017 are derivative liabilities totaling $9,058,770, which we do not anticipate will require cash payments to settle.

During the three months ended March 31, 2017, we used net cash of $175,003 in operating activities as a result of our net loss of $2,624,660, non-cash gain of $17 and increase in prepaid expenses of $20,159, partially offset by non-cash expenses totaling $2,421,140 and increases in accounts payable of $30,222 and accrued expenses and other current liabilities of $18,471.

INDEX

During the three months ended March 31, 2016, we used net cash of $148,117 in operating activities as a result of our net loss of $1,800,851and an increase in prepaid expenses of $20,045, partially offset by non-cash expenses totaling $1,625,503 and increases in accounts payable of $14,675 and accrued expenses and other current liabilities of $32,601.

During the three months ended March 31, 2016, we had net cash used in investing activities of $1,472 for the purchase of property and equipment.  We had no net cash provided by or used in investing activities during the three months ended March 31, 2017.

Net cash provided by financing activities during the three months ended March 31, 2017 was $173,750, comprised of proceeds from convertible notes payable of $180,000, partially offset by repayment of convertible notes payable of $6,250.  Net cash provided by financing activities during the three months ended March 31, 2016 was $135,000, comprised of proceeds from convertible notes payable.

Although most recently proceeds received from the issuance of debt are sufficient to fund our current operating expenses, we will need to raise additional funds in the future to continue our operations and emerge from the development stage.  Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock.  The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that we have assets to ensure that we can continue to operate without liquidation over the next twelve months, due to our current cash, and our experience of the past of being able to raise money from our investor base.  Therefore, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of our operations.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through March 31, 2017, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

INDEX

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company’s president and chief financial officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s president and chief financial officer concluded that the internal controls over financial reporting are effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed March 21, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued a total of 1,496,499 shares of common stock in consideration for the conversion of $5,000 of convertible promissory notes and accrued interest payable of $1,734. These shares were issued pursuant to the partial conversion of an outstanding convertible promissory note originally issued in a private sale under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of March 31, 2017, we were in default on two convertible notes payable totaling $55,480.  We are currently in discussions with the lenders to negotiate extensions of the maturity date of the notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

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

3.5

Certificate of Designation for Series A Preferred Stock, filed with the Nevada Secretary of State on February 12, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2016).

3.6

Certificate of Designation for Series B Preferred Stock, filed with the Nevada Secretary of State on March 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2014).

3.7	Certificate of Correction, filed with the Nevada Secretary of State on April 1, 2016 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 21, 2017).

3.8	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016).

3.9	Certificate of Amendment, filed with the Nevada Secretary of State on June 15, 2016 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 21, 2017).

3.10	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

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

10.13	Shareholders’ Agreement of Transphene, Inc., dated January 5, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015)

10.14*	Consulting Agreement between Carbon Sciences, Inc. and Big Star Capital 1, dated April 1, 2017.

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 12, 2017.

CARBON SCIENCES, INC.

By:	/s/ William Beifuss
President (Principal Executive Officer ) and Acting Chief Financial Officer (Principal Financial/Accounting Officer)