Form 10-Q
period 2017-06-30
Carbon Sciences, Inc.
filed 2017-08-10
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of registrant’s common stock outstanding, as of August 10, 2017 was 36,675,123.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Balance Sheets
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$ 41,483	$ 39,934
Prepaid expenses	15,375	1,905
Total current assets	56,858	41,839

Property and equipment, net	844	1,194

Total assets	$ 57,702	$ 43,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 118,656	$ 108,381
Accrued expenses and other current liabilities	4,616	5,846
Accrued interest, notes payable	92,698	50,964
Derivative liabilities	9,020,077	6,690,697
Convertible notes payable	29,500	39,917
Convertible notes payable, net of discount of $375,841 and $358,981, respectively	734,759	361,619
Total current liabilities	10,000,306	7,257,424

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized: Series B, 16,155 shares issued and outstanding	16	16
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 36,675,123 and 35,178,624 shares issued and outstanding, respectively	36,675	35,179
Additional paid-in capital	20,452,940	20,400,413
Accumulated deficit	(30,432,235)	(27,649,999)
Total stockholders’ deficit	(9,942,604)	(7,214,391)

Total liabilities and stockholders’ deficit	$ 57,702	$ 43,033

See notes to condensed financial statements

CARBON SCIENCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$ -	$ -	$ -	$ -

Operating Expenses:
General and administrative	160,682	207,872	344,776	326,627
Research and development	32,505	32,748	32,505	65,497
Depreciation and amortization	175	175	350	268

Total operating expenses	193,362	240,795	377,631	392,392

Loss from operations	(193,362)	(240,795)	(377,631)	(392,392)

Other income (expense):
Rental income	-	8,052	-	16,103
Loss on settlement of debt	(43,442)	-	(43,425)	(39,005)
Gain (loss) on change in derivative liabilities	297,135	(1,302,495)	(1,938,244)	(2,452,000)
Interest expense	(217,907)	(55,511)	(422,936)	(524,306)

Total other income (expense)	35,786	(1,349,954)	(2,404,605)	(2,999,208)

Loss before income taxes	(157,576)	(1,590,749)	(2,782,236)	(3,391,600)

Provision for income taxes	-	-	-	-

Net loss	$ (157,576)	$ (1,590,749)	$ (2,782,236)	$ (3,391,600)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.05)	$ (0.08)	$ (0.10)

Weighted average number of common shares outstanding, basic and diluted	36,675,123	34,620,744	36,228,654	34,620,425

See notes to condensed financial statements

CARBON SCIENCES, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$ (2,782,236)	$ (3,391,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350	268
Loss on settlement of debt	43,425	39,005
Amortization of debt discount to interest expense	378,140	484,321
Loss on change in derivative liabilities	1,938,244	2,452,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(13,470)	(13,378)
Increase (decrease) in:
Accounts payable	10,275	65,489
Accrued expenses and other current liabilities	42,238	40,249

Net cash used in operating activities	(383,034)	(323,646)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,472)

Net cash used in investing activities	-	(1,472)

Cash flows from financing activities:
Proceeds from convertible notes payable	395,000	335,000
Payments of convertible notes payable	(10,417)	(2,083)

Net cash provided by financing activities	384,583	332,917

Net increase in cash	1,549	7,799
Cash, beginning of period	39,934	37,696

Cash, end of period	$ 41,483	$ 45,495

See notes to condensed financial statements

CARBON SCIENCES, INC.

Notes to Condensed Financial Statements

Six Months Ended June 30, 2017

(Unaudited)

1.  BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since its inception through June 30, 2017, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Since we had no dilutive effect of stock options and warrants for the three months and six months ended June 30, 2017 and 2016, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  The Company has excluded 1,408,750 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 252,747,900 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months and six months ended June 30, 2017.  The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 69,784,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares upon exercise of convertible Series B preferred stock for the three months and six months ended June 30, 2016.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017 and December 31, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
June 30, 2017:
Derivative liabilities	$ 9,020,077	$ -	$ -	$ 9,020,077

Total liabilities measured at fair value	$ 9,020,077	$ -	$ -	$ 9,020,077

December 31, 2016:
Derivative liabilities	$ 6,690,697	$ -	$ -	$ 6,690,697

Total liabilities measured at fair value	$ 6,690,697	$ -	$ -	$ 6,690,697

During the six months ended June 30, 2017, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Series B Preferred Stock	Total

Derivative liability at December 31, 2016	$ 3,335,906	$ 3,354,791	$ 6,690,697
Addition to liability for new debt/shares issued	395,000	-	395,000
Elimination of liability on conversion to common shares	(3,864)	-	(3,864)
Change in fair value	2,232,654	(294,410)	1,938,244

Derivative liability at June 30, 2017	$ 5,959,696	$ 3,060,381	$ 9,020,077

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

Reclassifications

Certain amounts in the condensed financial statements for the six months ended June 30, 2016 have been reclassified to conform to the presentation for the six months ended June 30, 2017.

3.  CAPITAL STOCK

At June 30, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of June 30, 2017 and December 31, 2016, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500.  These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

During the six months ended June 30, 2017, the Company issued a total of 1,496,499 shares of common stock at fair value in consideration for the conversion of $5,000 of convertible promissory notes, accrued interest payable of $1,734 and derivative liabilities of $47,306.  We recognized a loss of $43,425 on conversion of the notes.

During the six months ended June 30, 2016, the Company issued a total of 3,028,018 shares of common stock at fair value in consideration for the conversion of $10,450 of convertible promissory notes, accrued interest payable of $3,176 and derivative liabilities of $33,756.  We recognized a loss of $39,005 on conversion of the notes. The Company also increased the number of common shares by 816 shares pursuant to a reverse stock split, increasing common stock by $1 and decreasing additional paid-in capital by $1.

4.  STOCK OPTIONS AND WARRANTS

Stock Options

As of June 30, 2017, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,408,750 shares of common stock to its employees, officers, and consultants.  Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months.  We recognized no stock-based compensation expense for the three months and six months ended June 30, 2017 and 2016.  As of June 30, 2017, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock option awards as of June 30, 2017, and changes during the six months then ended is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contract Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at December 31, 2016	1,410,000	$0.19
Granted	-	$ -
Exercised	-	$ -
Forfeited or expired	(1,250)	$29.20

Outstanding and exercisable at June 30, 2017	1,408,750	$0.17	3.23	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.028 as of June 30, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of June 30, 2017 and December 31, 2016, the Company had 46,000 common stock purchase warrants outstanding, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

5.  CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Services of $58,600

On December 31, 2012, we entered into 5% convertible promissory notes with two individuals in exchange for services rendered in the aggregate amount of $58,600.  The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception.  One of the notes with a principal balance of $25,980 at June 30, 2017, matured on December 31, 2014 and is currently in default.  The maturity date of a second note with a principal balance of $32,619 at June 30, 2017, has been extended to December 31, 2017.

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

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000.  The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion.  We have entered into an agreement to repay this note with 12 equal monthly payments of principal and interest of $2,352 beginning in June 2016.  The note was paid in full as of June 30, 2017.

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

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $4,315.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 4, 2016 $1,000,000 CPN.  We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $5,400.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $11,392.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $24,904.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $23,014.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $23,699.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $43,142.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $29,753.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $27,274.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $27,294.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $27,294.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $27,616.

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $28,110.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $22,521.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $18,575.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $20,562.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $8,712.

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we entered into a convertible promissory note in the aggregate principal amount of $500,000 (the "June 2017 $500,000 CPN").  The lender may advance the Company consideration in such amounts as the lender may choose in its sole discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note.  The note matures, with respect to each advance, one year from the effective date of each advance.

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN.  We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $4,603.

The total loss on settlement of debt, including conversions to common stock, was $43,442 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $43,425 and $39,005 for the six months ended June 30, 2017 and 2016, respectively.

6.  DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date.  For purpose of estimating the fair value of the derivative liability associated with our convertible notes payable, we used the Black Scholes option valuation model.

The significant assumptions used in the Black Scholes valuation of the derivative liability at June 30, 2017 are as follows:

Stock price on the valuation date	$0.028
Conversion price for the debt	$0.0045 - $0.027
Dividend yield	0.00%
Years to maturity	.53 – 1.00
Risk free rate	1.14% - 1.24%
Expected volatility	94.35% - 116.80%

The value of the derivative liability associated with our convertible notes payable at June 30, 2017 and December 31, 2016 was estimated at $5,959,696 and $3,335,906, respectively.  These inputs are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

For purpose of estimating the fair value of the derivative liability associated with our Series B preferred stock, we used a multinomial lattice model based on projections of various potential future outcomes.

The significant assumptions used in the valuation of the derivative liability at June 30, 2017 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.028
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	227.9%

The value of the derivative liability associated with our Series B convertible stock at June 30, 2017 and December 31, 2016 was estimated at $3,060,381 and $3,354,791, respectively.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2017 and 2016, the Company paid no amounts for income taxes.

During the six months ended June 30, 2017 and 2016, the Company paid $1,328 and $0 for interest, respectively.

During the six months ended June 30, 2017, the Company had the following non-cash investing and financing activities:

•The Company issued a total of 1,496,499 shares of common stock for the conversion of $5,000 in convertible notes payable, plus $1,734 of accrued interest payable, increasing common stock by $1,496, increasing additional paid-in capital by $52,527, decreasing derivative liabilities by $47,306 and recording a loss on settlement of debt of $43,425.

•The Company increased debt discount and derivative liabilities by $395,000 for the issuance of new convertible debt.

During the six months ended June 30, 2016, the Company had the following non-cash investing and financing activities:

•The Company issued a total of 3,028,018 shares of common stock for the conversion of $10,450 in convertible notes payable, plus $3,176 of accrued interest payable, increasing common stock by $3,028, increasing additional paid-in capital by $83,359, decreasing derivative liabilities by $33,756 and recording a loss on settlement of debt of $39,005.

•The Company increased debt discount and derivative liabilities by $135,000 for the issuance of new convertible debt.

•The Company issued a total of 16,155 shares of Series B preferred stock for the conversion of $1,615,362 in convertible notes payable, plus $264,530 of accrued interest payable, increasing Series B preferred stock by $16, increasing additional paid-in capital by $11,630,806 and decreasing derivative liabilities by $9,750,930.

•The Company increased derivative liabilities and decreased additional paid-in capital by $3,908,211 for derivative liabilities associated with the issuance of Series B preferred stock.

•The Company increased common stock and decreased additional paid-in capital by $1 for the par value of additional shares of common stock issued in the reverse stock split.

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

10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received an advance under the June 2017 $500,000 CPN of $80,000 on July 10, 2017.

Effective July 1, 2017, the Company appointed Gerard F. Hug as a new director and the new chief executive officer of the Company.  Mr. William E. Beifuss, Jr. stepped down as the interim chief executive officer of the Company, effective July 1, 2017.  In consideration for Mr. Hug’s services as the chief executive officer of the Company on an “at-will,” full-time basis, the Company has agreed to pay Mr. Hug a base salary in the amount of $20,000 per month.

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

We have not yet generated revenues.  We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2017, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2017 and December 31, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
June 30, 2017:
Derivative liabilities	$ 9,020,077	$ -	$ -	$ 9,020,077

Total liabilities measured at fair value	$ 9,020,077	$ -	$ -	$ 9,020,077

December 31, 2016:
Derivative liabilities	$ 6,690,697	$ -	$ -	$ 6,690,697

Total liabilities measured at fair value	$ 6,690,697	$ -	$ -	$ 6,690,697

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

Results of Operations

General and Administrative Expenses

General and administrative expenses decreased by $47,190 to $160,682 in the three months ended June 30, 2017 compared to $207,872 in the three months ended June 30, 2016. The decrease in general and administrative expenses in the second quarter of the current year is due primarily to decreases in professional fees and salary, partially offset by an increase in consulting expenses.

General and administrative expenses increased by $18,149 to $344,776 in the six months ended June 30, 2017 compared to $326,627 in the six months ended June 30, 2016.  The decrease in general and administrative expenses on a year-to-date basis in the current year is due primarily to an increase in consulting expenses.

Research and Development Expenses

Research and development expenses were $32,505 in the three months ended June 30, 2017 and related to SRA #3. Research and development expenses were $65,497 in the three months ended June 30, 2016 and related to SRA #3.

Research and development expenses were $32,505 in the six months ended June 30, 2017 and related to SRA #3.  Research and development expenses were $65,497 in the six months ended June 30, 2016 and related to SRA #2.

Depreciation and Amortization Expense

Depreciation and amortization expense were $175 in the three months ended June 30, 2017 and 2016.  Depreciation and amortization expense increased by $82 to $350 in the six months ended June 30, 2017 from $268 in the six months ended June 30, 2016.  Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at June 30, 2017.

Other Income (Expense)

Total other income was $35,786 in the three months ended June 30, 2017 compared to total other expense of $1,349,954 in the three months ended June 30, 2016. Total other expense was $2,404,605 in the six months ended June 30, 2017 compared to total other expense of $2,999,208 in the six months ended June 30, 2016.

We reported a gain on change in derivative liabilities of $297,135 in the three months ended June 30, 2017 and a loss on change in derivative liabilities of $1,302,495 in the three months ended June 30, 2016.  We reported losses on change in derivative liabilities of $1,938,244 and $2,452,000 in the six months ended June 30, 2017 and 2016, respectively.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased by $162,396 to $217,907 in the three months ended June 30, 2017 from $55,511 in the three months ended June 30, 2016.  The increase is due to additional convertible notes payable in the current year.  Our interest expense decreased by $101,370 to $422,936 in the six months ended June 30, 2017 from $524,306 in the six months ended June 30, 2016.  The decrease is the result of the 2016 conversion of a substantial portion of our convertible notes payable to preferred stock, partially offset by an increase due to additional convertible notes payable.

We also recognized losses on settlement of debt resulting from the conversion of debt to equity of $43,442 in the three months ended June 30, 2017 and $43,425 in the six months ended June 30, 2017.

We have also reported rental income from the sublease of our office space in the three months and six months ended June 30, 2016 that is not material to our operations.

Net Loss

As a result of the activity discussed above, we had net losses of $157,576 and $1,590,749 in the three months ended June 30, 2017 and 2016, respectively, and $2,782,236 and $3,391,600 in the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $56,858, including cash of $41,483, and total current liabilities of $10,000,306, resulting in a working capital deficit of $9,943,448.  Included in our current liabilities at June 30, 2017 are derivative liabilities totaling $9,020,077, which we do not anticipate will require cash payments to settle.

During the six months ended June 30, 2017, we used net cash of $383,034 in operating activities as a result of our net loss of $2,782,236, and increase in prepaid expenses of $13,470, partially offset by non-cash expenses totaling $2,360,159 and increases in accounts payable of $10,275 and accrued expenses and other current liabilities of $42,238.

During the six months ended June 30, 2016, we used net cash of $323,646 in operating activities as a result of our net loss of $3,391,600 and an increase in prepaid expenses of $13,378, partially offset by non-cash expenses totaling $2,975,594 and increases in accounts payable of $65,489 and accrued expenses and other current liabilities of $40,249.

During the six months ended June 30, 2016, we had net cash used in investing activities of $1,472 for the purchase of property and equipment.  We had no net cash provided by or used in investing activities during the six months ended June 30, 2017.

Net cash provided by financing activities during the six months ended June 30, 2017 was $384,583, comprised of proceeds from convertible notes payable of $395,000, partially offset by repayment of convertible notes payable of $10,417.  Net cash provided by financing activities during the six months ended June 30, 2016 was $332,917, comprised of proceeds from convertible notes payable of $335,000, partially offset by repayment of convertible notes payable of $2,083.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2017, the Company has obtained funds primarily from the issuance of common stock and debt.  Management believes this funding will continue, and is continually seeking new investors.  Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.  However, we cannot assure that we will be successful in these endeavors.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  After evaluating the Company’s internal controls over financial reporting, the Company’s president and chief financial officer concluded that the internal controls over financial reporting are effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of June 30, 2017, we were in default on two convertible notes payable totaling $55,480.  We are currently in discussions with the lenders to negotiate extensions of the maturity date of the notes.

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

10.5	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.6	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.7	Consulting Agreement between Carbon Sciences, Inc. and Howard Fong, dated December 8, 2011. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on January 9, 2012)

10.8	Form of Subscription Agreement dated as of September 18, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.9	Form of Subscription Agreement dated as of October 2, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.1	Form of Subscription Agreement dated as of March 1, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

10.11	Form of Subscription Agreement dated as of April 16, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007)

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 10, 2017.

CARBON SCIENCES, INC.

By:	/s/ Gerard F. Hug.
Chief Executive Officer
(Principal Executive Officer )

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer
(Principal Financial/Accounting Officer)