Form 10-Q
period 2017-09-30
Carbon Sciences, Inc.
filed 2017-11-13
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54817

CARBON SCIENCES, INC.
(Name of registrant in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 State Street, Suite 350, Santa Barbara, California 93105

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2017 was 37,744,151.

CARBON SCIENCES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBON SCIENCES, INC.
Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$32,062	$39,934
Prepaid expenses	8,686	1,905
Total current assets	40,748	41,839

Property and equipment, net	695	1,194

Total assets	$41,443	$43,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$117,592	$108,381
Accrued expenses and other current liabilities	2,807	5,846
Accrued interest, notes payable	120,680	50,964
Derivative liabilities	19,040,203	6,690,697
Convertible notes payable	29,500	39,917
Convertible notes payable, net of discount of $427,425 and $358,981, respectively	909,175	361,619
Total current liabilities	20,219,957	7,257,424

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A, 1,000 and 0 shares issued and outstanding, respectively	1	-
Series B, 16,155 shares issued and outstanding	16	16
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 37,744,151 and 35,178,624 shares issued and outstanding, respectively	37,744	35,179
Additional paid-in capital	20,505,536	20,400,413
Accumulated deficit	(40,721,811)	(27,649,999)
Total stockholders’ deficit	(20,178,514)	(7,214,391)

Total liabilities and stockholders’ deficit	$41,443	$43,033

See notes to condensed financial statements

CARBON SCIENCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	228,234	149,607	573,010	476,234
Research and development	32,504	-	65,009	65,497
Depreciation and amortization	149	175	499	443

Total operating expenses	260,887	149,782	638,518	542,174

Loss from operations	(260,887)	(149,782)	(638,518)	(542,174)

Other income (expense):
Other income	2,500	8,051	2,500	24,154
Gain (loss) on settlement of debt	14,054	-	(29,371)	(39,005)
Loss on change in derivative liabilities	(9,820,930)	(1,356,170)	(11,759,174)	(3,808,170)
Interest expense	(224,313)	(113,433)	(647,249)	(637,739)

Total other income (expense)	(10,028,689)	(1,461,552)	(12,433,294)	(4,460,760)

Loss before income taxes	(10,289,576)	(1,611,334)	(13,071,812)	(5,002,934)

Provision for income taxes	-	-	-	-

Net loss	$(10,289,576)	$(1,611,334)	$(13,071,812)	$(5,002,934)

Net loss per common share, basic and diluted	$(0.28)	$(0.05)	$(0.36)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	36,768,082	35,178,624	36,410,439	34,807,850

See notes to condensed financial statements

CARBON SCIENCES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(13,071,812)	$(5,002,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	499	443
Loss on settlement of debt	29,371	39,005
Amortization of debt discount to interest expense	571,556	586,909
Loss on change in derivative liabilities	11,759,174	3,808,170
Preferred stock issued for services	1	-
Changes in assets and liabilities:
Increase in prepaid expenses	(6,781)	(6,638)
Increase (decrease) in:
Accounts payable	9,211	(4,877)
Accrued expenses and other current liabilities	71,326	50,825

Net cash used in operating activities	(637,455)	(529,097)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,472)

Net cash used in investing activities	-	(1,472)

Cash flows from financing activities:
Proceeds from convertible notes payable	640,000	537,000
Payments of convertible notes payable	(10,417)	(8,433)

Net cash provided by financing activities	629,583	528,567

Net decrease in cash	(7,872)	(2,002)
Cash, beginning of period	39,934	37,696

Cash, end of period	$32,062	$35,694

See notes to condensed financial statements

CARBON SCIENCES, INC.

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2017

(Unaudited)

1. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed financial statements of Carbon Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since its inception through September 30, 2017, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Since we had no dilutive effect of stock options and warrants for the three months and nine months ended September 30, 2017 and 2016, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding. The Company has excluded 1,408,750 common shares for exercisable options, 6,000 common shares for exercisable common stock purchase warrants, approximately 229,567,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months and nine months ended September 30, 2017. The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 114,041,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares upon exercise of convertible Series B preferred stock for the three months and nine months ended September 30, 2016.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017 and December 31, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at September 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
September 30, 2017:
Derivative liabilities	$19,040,203	$-	$-	$19,040,203

Total liabilities measured at fair value	$19,040,203	$-	$-	$19,040,203

December 31, 2016:
Derivative liabilities	$6,690,697	$-	$-	$6,690,697

Total liabilities measured at fair value	$6,690,697	$-	$-	$6,690,697

During the nine months ended September 30, 2017, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Series B Preferred Stock	Total

Derivative liability at December 31, 2016	$3,335,906	$3,354,791	$6,690,697
Addition to liability for new debt/shares issued	640,000	-	640,000
Elimination of liability on conversion to common shares	(49,668)	-	(49,668)
Change in fair value	11,703,807	55,367	11,759,174

Derivative liability at September 30, 2017	$15,630,045	$3,410,158	$19,040,203

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update ("ASU") 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception." Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, "Distinguishing Liabilities from Equity," because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

Reclassifications

Certain amounts in the condensed financial statements for the nine months ended September 30, 2016 have been reclassified to conform to the presentation for the nine months ended September 30, 2017.

3. CAPITAL STOCK

At September 30, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series A Preferred Stock

On August 31, 2017, the Company filed a Withdrawal of Certificate of Designation for its original Series A Preferred Stock with the Secretary of State of Nevada. On September 4, 2017, the Board of Directors of the Company authorized (a) the execution and recording with the Nevada Secretary of State of a new Certificate of Designation (the “Series A Certificate”) for its new Series A Preferred Stock, authorizing up to 1,000 shares of it, and (b) the issuance of 1,000 shares of Series A Preferred Stock to the Company’s President and Director, William E. Beifuss, Jr., which shares were issued and outstanding at September 30, 2017.

The shares of Series A Preferred Stock have a par value of $0.001 per share. The shares of Series A Preferred Stock do not have a dividend right or rate, or liquidation preference, and are not convertible into shares of common stock.

For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right, on or after September 7, 2017, to vote in an amount equal to 51% of the total vote (representing a super majority voting power) with respect to any proposal relating to (a) any amendment to the Company’s Articles of Incorporation changing the name of the Company, (b) increasing the authorized share capital of the Company, and (c) effecting any reverse stock split of the Company’s issued and outstanding shares of capital stock. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series A Preferred Stock.

The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following: (i) a date one 120 days after the effective date of the Series A Certificate, (ii) on the date that Mr. Beifuss ceases, for any reason, to serve as officer, director or consultant of the Company, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series A Preferred Stock set forth in Series A Certificate.

Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws or Articles of Incorporation, as amended, that adversely affect the Series A Preferred Stock, effect any reclassification of the Series A Preferred Stock, or designate an additional series of preferred stock which adversely affects the Series A Preferred Stock without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Series A Certificate that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

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

As of September 30, 2017 and December 31, 2016, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

During the nine months ended September 30, 2017, the Company issued a total of 2,565,527 shares of common stock at fair value in consideration for the conversion of $24,000 of convertible promissory notes and accrued interest payable of $4,649. In connection with the debt conversion, the Company increased common stock by $2,565 and additional paid-in capital by $105,123, reduced derivative liabilities by $49,668 and recognized a loss of $29,371 on conversion of the notes.

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

4. STOCK OPTIONS AND WARRANTS

Stock Options

As of September 30, 2017, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,408,750 shares of common stock to its employees, officers, and consultants. Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months. We recognized no stock-based compensation expense for the three months and nine months ended September 30, 2017 and 2016. As of September 30, 2017, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock option awards as of September 30, 2017, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,410,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(1,250)	$29.20

Outstanding and exercisable at September 30, 2017	1,408,750	$0.17	2.98	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.054 as of September 30, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of September 30, 2017 and December 31, 2016, the Company had 6,000 and 46,000 common stock purchase warrants outstanding, respectively, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Services of $58,600

On December 31, 2012, we entered into 5% convertible promissory notes with two individuals in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at September 30, 2017, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at September 30, 2017, has been extended to December 31, 2017.

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

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000. The note is convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We entered into an agreement to repay this note with 12 equal monthly payments of principal and interest of $2,352 beginning in June 2016. The note was paid in full as of September 30, 2017.

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

March 2016 Convertible Promissory Note – $1,000,000

On March 4, 2016, we entered into a convertible promissory note in the aggregate principal amount of up to $1,000,000 (the "March 2016 $1,000,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from March 4, 2016.

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $4,315. In September 2017, we issued the lender 1,069,028 shares of our common stock in consideration for the conversion of principal of $19,000 and accrued interest of $2,915.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $5,400.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $11,392.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $24,904.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $23,014.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $23,699.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $44,573.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $36,164.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $38,575.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $41,137.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $41,137.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $41,479.

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $43,233.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $37,644.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $33,699.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $44,507.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $23,835.

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we entered into a convertible promissory note in the aggregate principal amount of up to $500,000 (the "June 2017 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $19,726.

On July 10, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $17,972.

On August 11, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $10,959.

On September 12, 2017, we received proceeds of $85,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $85,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2017, amortization of debt discount was recorded to interest expense in the amount of $4,192.

The total gain on settlement of debt, including conversions to common stock, was $14,054 and $0 for the three months ended September 30, 2017 and 2016, respectively, and the total loss on settlement of debt was $29,371 and $39,005 for the nine months ended September 30, 2017 and 2016, respectively.

6. DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. For purpose of estimating the fair value of the derivative liability associated with our convertible notes payable, we used the Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative liability at September 30, 2017 are as follows:

Stock price on the valuation date	$0.054
Conversion price for the debt	$0.0045 - $0.0205
Dividend yield	0.00%
Years to maturity	.78 – 1.00
Risk free rate	1.26% - 1.31%
Expected volatility	178.30% - 233.90%

The value of the derivative liability associated with our convertible notes payable at September 30, 2017 and December 31, 2016 was estimated at $15,630,045 and $3,335,906, respectively. These inputs are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

For purpose of estimating the fair value of the derivative liability associated with our Series B preferred stock, we used a multinomial lattice model based on projections of various potential future outcomes. The significant assumptions used in the valuation of the derivative liability at September 30, 2017 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.054
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	192.40%

The value of the derivative liability associated with our Series B convertible stock at September 30, 2017 and December 31, 2016 was estimated at $3,410,158 and $3,354,791, respectively. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2017 and 2016, the Company paid no amounts for income taxes.

During the nine months ended September 30, 2017 and 2016, the Company paid $1,328 and $1,063 for interest, respectively.

During the nine months ended September 30, 2017, the Company had the following non-cash investing and financing activities:

•	The Company issued a total of 2,565,527 shares of common stock for the conversion of $24,000 in convertible notes payable, plus $4,649 of accrued interest payable, increasing common stock by $2,565, increasing additional paid-in capital by $105,123, decreasing derivative liabilities by $49,668 and recording a loss on settlement of debt of $29,371.

•	The Company increased debt discount and derivative liabilities by $640,000 for the issuance of new convertible debt.

During the nine months ended September 30, 2016, the Company had the following non-cash investing and financing activities:

•	The Company issued a total of 3,028,018 shares of common stock for the conversion of $10,450 in convertible notes payable, plus $3,176 of accrued interest payable, increasing common stock by $3,028, increasing additional paid-in capital by $83,359, decreasing derivative liabilities by $33,756 and recording a loss on settlement of debt of $39,005.

•	The Company increased debt discount and derivative liabilities by $537,000 for the issuance of new convertible debt.

•	The Company issued a total of 16,155 shares of Series B preferred stock for the conversion of $1,615,362 in convertible notes payable, plus $264,530 of accrued interest payable, increasing Series B preferred stock by $16, increasing additional paid-in capital by $11,630,806 and decreasing derivative liabilities by $9,750,930.

•	The Company increased derivative liabilities and decreased additional paid-in capital by $3,908,211 for derivative liabilities associated with the issuance of Series B preferred stock.

•	The Company increased common stock and decreased additional paid-in capital by $1 for the par value of additional shares of common stock issued in the reverse stock split.

•	The Company decreased convertible notes payable by $185,752, accrued interest payable by $33,199 and derivative liabilities by $106,858 and increased additional paid-in capital by $325,809 for settlement of related party debt recorded as a contribution to capital.

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

On March 9, 2017, we entered into our third Sponsored Research Agreement (“SRA #3”) with UCSB, pursuant to which UCSB will continue the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks. The term of SRA #3 commenced on April 1, 2017 and concluded on September 30, 2017. The total cost to the Company was $65,009.

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

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received advances under the June 2017 $500,000 CPN of $80,000 on October 13, 2017 and $75,000 on November 8, 2017.

On October 12, 2017, Unleashed Future Holdings, LLC, a limited liability company owned by a retirement account of which Mr. Gerard Hug, the chief executive officer and a director of the Company, is a beneficiary, purchased an option for $7,000 to buy up to 7,000 shares of Series B Preferred Stock (the “Shares”) from the Current Holder (the “Option”). The exercise price of the Option is $100 per Share for a total exercise price of $700,000. The Option may be exercised on a cash or a cashless basis. Each Share is convertible into shares of the Company’s common stock in accordance with the terms and conditions of the Series B Certificate. Unleashed Future Holdings, LLC is eligible to exercise all or part of the Option after the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,000,000, on an annualized basis, as reported in the Company’s quarterly or annual financial statements.

On October 30, 2017, we provided UCSB with notice to exercise our right to negotiate a license for use of any invention subject to the March 9, 2017 Sponsored Research Agreement (SAR #3) (see Note 9). We have 90 days from the date of our notice to conclude a license agreement with UCSB. If we successfully conclude a license agreement with UCSB, then we must diligently proceed with the commercial development and early marketing of the invention.

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

OVERVIEW

In June 2014, Carbon Sciences, Inc. (“Carbon Sciences,” “we,” “us,” “our,” or the “Company”) entered into its first Sponsored Research Agreement (“SRA #1”) with the University of California at Santa Barbara ("UCSB") to develop a low-cost method to produce graphene. SRA #1 expired on June 30, 2015. In December 2015, we entered into a second Sponsored Research Agreement (“SRA #2”) with UCSB to develop a new graphene-based optical modulator, a critical fiber optics component for enabling ultrafast fiber optics communication in data centers for Cloud computing. SRA #2 expired on June 30, 2016. In March 2017, we entered into a third Sponsored Research Agreement (“SRA #3”) with UCSB to continue the development of a new graphene-based optical modulator. SRA #3 concluded on September 30, 2017.

On October 30, 2017, we provided UCSB with notice to exercise our right to negotiate a license for use of any invention subject to SAR #3. We have 90 days from the date of our notice to conclude a license agreement with UCSB. If we successfully conclude a license agreement with UCSB, then we must diligently proceed with the commercial development and early marketing of the invention.

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

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology ("IT") market. As part this strategy, on September 8, 2017, we reported that we had entered into a term sheet with Glanz, Inc. dba Corner Media, pertaining to the purchase of Glanz’s assets. Glanz is a location-based digital media company in the out-of-home (“OOH”) sector. On October 16, 2017, we determined not to proceed with this transaction.

We have not yet generated revenues. We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through September 30, 2017, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business. However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our condensed financial statements and in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017 and December 31, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
September 30, 2017:
Derivative liabilities	$19,040,203	$-	$-	$19,040,203

Total liabilities measured at fair value	$19,040,203	$-	$-	$19,040,203

December 31, 2016:
Derivative liabilities	$6,690,697	$-	$-	$6,690,697

Total liabilities measured at fair value	$6,690,697	$-	$-	$6,690,697

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update ("ASU") 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception." Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, "Distinguishing Liabilities from Equity," because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

Results of Operations

General and Administrative Expenses

General and administrative expenses increased by $78,627 to $228,234 in the three months ended September 30, 2017 compared to $149,607 in the three months ended September 30, 2016. The increase in general and administrative expenses in the third quarter of the current year is due primarily to increases in salary, professional and consulting fees.

General and administrative expenses increased by $96,776 to $573,010 in the nine months ended September 30, 2017 compared to $476,234 in the nine months ended September 30, 2016. The increase in general and administrative expenses on a year-to-date basis in the current year is due primarily to increases in salary, professional and consulting fees.

Research and Development Expenses

Research and development expenses were $32,504 in the three months ended September 30, 2017 and were incurred under SRA #3. We incurred no research and development expenses in the three months ended September 30, 2016.

Research and development expenses were $65,009 in the nine months ended September 30, 2017 and were incurred under SRA #3. Research and development expenses were $65,497 in the nine months ended September 30, 2016 and were incurred under SRA #2.

Depreciation and Amortization Expense

Depreciation and amortization expense were $149 and $175 in the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense were $499 and $443 in the nine months ended September 30, 2017 and 2016, respectively. Our investment in property and equipment currently is not material to our operations, and substantially all of our property and equipment is fully depreciated at September 30, 2017.

Other Income (Expense)

Total other expense was $10,028,689 in the three months ended September 30, 2017 compared to total other expense of $1,461,552 in the three months ended September 30, 2016. Total other expense was $12,433,294 in the nine months ended September 30, 2017 compared to total other expense of $4,460,760 in the nine months ended September 30, 2016. The significant increases in total other expense result primarily from losses on change in derivative liabilities.

We reported losses on change in derivative liabilities of $9,820,930 and $1,356,170 in the three months ended September 30, 2017 and 2016, respectively, and $11,759,174 and $3,808,170 in the nine months ended September 30, 2017 and 2016, respectively. Our convertible debt continued to increase during the current year resulting in additional derivative liabilities. We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model and estimate the fair value of the derivatives associated with our Series B preferred stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased by $110,880 to $224,313 in the three months ended September 30, 2017 from $113,433 in the three months ended September 30, 2016, and increased by $9,510 to $647,249 in the nine months ended September 30, 2017 from $637,739 in the nine months ended September 30, 2016. The increase in interest expense is the result of additional convertible notes payable in the current fiscal year and the amortization of debt discount for the new convertible debt.

The gain (loss) on settlement of debt results from the conversion of convertible debt into equity. We recognized a gain on settlement of debt of $14,054 in the three months ended September 30, 2017 and a loss on settlement of debt of $29,371 and $39,005 in the six months ended September 30, 2017 and 2016, respectively.

We also reported other income of $2,500 and $8,051 for the three months ended September 30, 2017 and 2016, respectively, and $2,500 and $24,154 for the nine months ended September 30, 2017 and 2016, respectively. The other income is not material to our operations and was from the sublease of our office space, which sublease was terminated in the current fiscal year.

Net Loss

As a result of the activity discussed above, we had net losses of $10,289,576 and $1,611,334 in the three months ended September 30, 2017 and 2016, respectively, and $13,071,812 and $5,002,934 in the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $40,748, including cash of $32,062, and total current liabilities of $20,219,957, resulting in a working capital deficit of $20,179,209. Included in our current liabilities and working capital deficit at September 30, 2017 are derivative liabilities totaling $19,040,203, which we do not anticipate will require cash payments to settle.

During the nine months ended September 30, 2017, we used net cash of $637,455 in operating activities as a result of our net loss of $13,071,812, and increase in prepaid expenses of $6,781, partially offset by non-cash expenses totaling $12,360,601 and increases in accounts payable of $9,211 and accrued expenses and other current liabilities of $71,326.

During the nine months ended September 30, 2016, we used net cash of $529,097 in operating activities as a result of our net loss of $5,002,934, increase in prepaid expenses of $6,638 and decrease in accounts payable of $4,877, partially offset by non-cash expenses totaling $4,434,527 and increase in accrued expenses and other current liabilities of $50,825.

We had no net cash provided by or used in investing activities during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we had net cash used in investing activities of $1,472 for the purchase of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $629,583, comprised of proceeds from convertible notes payable of $640,000, partially offset by repayment of convertible notes payable of $10,417. Net cash provided by financing activities during the nine months ended September 30, 2016 was $528,567, comprised of proceeds from convertible notes payable of $537,000, partially offset by repayment of convertible notes payable of $8,433.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through September 30, 2017, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business. However, we cannot assure that we will be successful in these endeavors.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company’s internal controls over financial reporting, the Company’s president and chief financial officer concluded that the internal controls over financial reporting are effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, the Company issued a total of 1,069,028 shares of common stock in consideration for the conversion of $24,000 of convertible promissory notes and accrued interest payable of $4,649. These shares were issued pursuant to the partial conversion of an outstanding convertible promissory note originally issued in a private sale under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further discussed in Note 5 to our condensed financial statements, as of September 30, 2017, we were in default on two convertible notes payable totaling $55,480. We are currently in discussions with the lenders to negotiate extensions of the maturity date of the notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, dated August 25, 2006 (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.2	Certificate of Amendment to Articles of Incorporation, dated April 9, 2007 (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.3	Certificate of Amendment to Articles of Incorporation, dated May 9, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2011).

3.4	Certificate of Amendment to Articles of Incorporation, dated August 1, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2011).

3.5*	Certificate of Amendment to Articles of Incorporation, dated August 26, 2013.

3.6	Certificate of Correction, dated April 1, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 21, 2017).

3.7	Certificate of Change, dated April 14, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2016).

3.8	Certificate of Amendment, dated June 15, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 21, 2017).

3.9	Bylaws of Carbon Sciences, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

4.1	Certificate of Designation for Series A Preferred Stock, dated February 12, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2017).

4.2	Certificate of Designation for Series B Preferred Stock, dated March 2, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2014).

10.1	Carbon Sciences, Inc. 2011 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011).

10.2*	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton, dated September 23, 2013.

10.3*	Stock Option Agreement between Carbon Sciences, Inc. and William Beifuss, Jr., dated September 23, 2013.

10.4

Consulting Agreement between Carbon Sciences, Inc. and William Beifuss, Jr., dated May 31, 2013 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

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

___________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 13, 2017.

CARBON SCIENCES, INC.

By:	/s/ Gerard F. Hug
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer (Principal Financial/Accounting Officer)

