Form 10-K
period 2017-12-31
Digital Locations, Inc.
filed 2018-03-30
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54817

DIGITAL LOCATIONS, INC.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC Markets, LLC on June 30, 2017 was $1,022,478.

The number of shares of registrant’s common stock outstanding, as of March 30, 2018 was 38,776,436.

PART I

ITEM 1. BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Digital Locations,” the “Company,” “we,” “us,” or “our” refer to Digital Locations, Inc.

Overview

We are a provider of proximity based data solutions that help businesses better understand and interact with consumers in various physical locations. We enable solutions that serve as a “bridge” between the physical and digital worlds, connecting people to place. By helping businesses transform their locations into smart venues, they can drastically improve their in-venue mobile experience. In addition, we help our clients identify, segment and activate their most socially influential customers at events, conferences or business locations, leading to increased brand loyalty, engagement, message amplification and revenue. Whether the locations are airports, sports venues, movie theaters, or political rallies, we enable smart interaction and data collection.

Our solutions will be delivered as either a Custom Integration, which is a non-recurring revenue model, or Enterprise Software as a Service or (SaaS), which is a monthly recurring revenue model.

Previously, our business was focused on developing a low-cost method to produce graphene. We have completed our development and research efforts around graphene through a sponsored research agreement with University of California at Santa Barbara, or UCSB, and do not see an opportunity to commercialize the findings of the research agreement. We have determined to refocus our efforts to becoming a proximity based data solutions provider to businesses.

Recent Developments

Teaming Agreement with Nikaza

On November 2, 2017, we entered into our first teaming agreement (the “Nikaza Agreement”) with Nikaza Inc. (“Nikaza”). Nikaza is an Internet of Things (IoT) platform that serves as a bridge between the physical and digital worlds, which helps business of all types transform their locations into smart venues.

Pursuant to the terms of the Nikaza Agreement, the Company and Nikaza will seek to develop and secure contracts with potential customers in certain geographic markets for each other’s information technology services, solutions and products. If either party makes a bona fide referral of a present or potential customer to the other, the parties shall work together to develop an opportunity for one or both of the parties to provide services and/or products to the customer. Once either party is selected as the prime contractor for an opportunity that the parties are jointly pursuing, the parties shall negotiate in good faith and proceed in a timely manner to execute a mutually acceptable subcontract to perform the services and/or to provide the products of the other party as part of the opportunity. If the parties are unable to agree on a subcontract within sixty (60) calendar days after award of a prime contract, or other period if mutually agreed in writing, either party shall have the right, upon ten (10) days’ prior notice to the other party, to terminate the Nikaza Agreement with respect to the applicable opportunity. The term of the Nikaza Agreement is for one (1) year and will automatically be renewed for additional one (1) year periods thereafter unless terminated by either party upon providing thirty (30) days prior written notice before the beginning of any renewal term.

The Problem

•	The majority of mobile users consume content indoors.

•	Existing methods for mobile location identification are imprecise.

•	Precise indoor location identification is critical in order to deliver a relevant experience or advertisement.

•	Market lacks simple to deploy, integrated solution which addresses hyper-local mobile advertising, digital display and data collection.

The Solution

Nikaza Context Hub – The Nikaza Context Hub is the industry’s first location platform that can pinpoint a user’s location with a high degree of accuracy based on a combination of indoor- Wi-Fi, Bluetooth, and Beacon signals. This market leading Enterprise grade platform also enables hyper-local advertising campaign management. By deploying a Smart Sensor or Internet of Things (Iot) device that measures precise micro location using Wi-Fi, Near Field Communications, and Bluetooth signals, venue owners can gain real-time visibility to In Store Analytics such as insights into in-store guest behavior. Additionally, it provides visibility into visitation patterns broken down by day part and dwell time along with real time measurement of in-store visits at the aisle level.

Attribution - Our location data can be used to help advertisers understand the relationship between ad-impressions and in-store visits.

Data Collection - Location Services Framework allows for First Party data collection and activation.

Data Syndication - Through a proprietary network of data buyers, we facilitate the monetization of context data on behalf of an enterprise.

Teaming Agreement with Ampsy

On March 14, 2018 we entered into our second teaming agreement (the “Ampsy Agreement”) with Fandedealio, Inc. dba Ampsy, a Delaware corporation (“Ampsy”), a location based audience discovery and engagement platform for Social Channels.

Pursuant to the terms of the Ampsy Agreement, the Company and Ampsy will seek to develop and secure contracts with potential customers in certain geographic markets for each other’s information technology services, solutions and products. If either party makes a bona fide referral of a present or potential customer to the other, the parties shall work together to develop an opportunity for one or both of the parties to provide services and/or products to the customer. Once either party is selected as the prime contractor for an opportunity that the parties are jointly pursuing, the parties shall negotiate in good faith and proceed in a timely manner to execute a mutually acceptable subcontract to perform the services and/or to provide the products of the other party as part of the opportunity. If the parties are unable to agree on a subcontract within sixty (60) calendar days after award of a prime contract, or other period if mutually agreed in writing, either party shall have the right, upon ten (10) days’ prior notice to the other party, to terminate the Ampsy Agreement with respect to the applicable opportunity. The term of the Ampsy Agreement is for one (1) year and will automatically be renewed for additional one (1) year periods thereafter unless terminated by either party upon providing thirty (30) days prior written notice before the beginning of any renewal term.

The Problem

Companies are spending significant budgets to discover and activate local audiences via social channels, however, they do not utilize the below:

•	No Hashtag - 80% of social posts are missing a brand relevant hashtag or keyword. Without that anchor there is no way to capture and analyze that social content and engage with that user.

•	No Location Identifier – Even if a post contains a hashtag, this does not necessarily enable location accuracy.

The Solution

Ampsy Platform - The Ampsy platform combines proprietary geofencing technology with real-time experience analytics to deliver a live event media aggregation service with insights about attendees who take to social during games, concerts, conferences and more. Ampsy helps identify and compartmentalize this digitally-engaged live audience, uncovering people with influence over their followers. These influencers are important ongoing sales targets, in addition to serving as candidates to be activated for future marketing campaigns. Ampsy provides the most agile and accurate location based social listening and influencer marketing / customer engagement platform in the market today.

The Ampsy platform features and benefits include:

•	No expensive clunky hardware.

•	A proprietary geo-fencing technology which surfaces social conversations at specific locations.

•	No hashtag needed.

•	Machine learning surfaces the most relevant content and influencers based on pre-defined interests, behaviors and emotions.

•	A real-time smart engagement engine that enables personalized 1-1 messaging at scale.

Teaming Agreement with Glanz, Inc.

On March 20, 2018, we entered into our third teaming agreement with Glanz Inc. dba Corner Media (“Corner Media”). Corner Media is a location based digital media company with a focus on premier, high pedestrian traffic locations. Corner Media brings together traditional outdoor and digital advertising to help businesses reach their ideal customers. Through digital displays, location-based mobile ads, and innovative outdoor advertising, Corner Media is helping retailers transform the way they advertise.

The Problem

For the longest time, the physical space has been trying to connect to the virtual one. In the past, display advertising was unconnected, static, not agile, flexible or adaptable.

The Solution

We deploy an integrated proximity based mobile and programmatic display platform that leverages where people are, allowing advertisers and retail owners to identify and influence consumers in a completely new way. Using location context, advertisers and retailers can create more relevant customer experiences, understand customer data and reach consumers on their path to purchase.

Market Opportunity

The market opportunity for our solutions is significant. Gartner, Inc. forecasts that 8.4 billion “things” will be in use at the end of 2017, up 31% from 2016, setting the stage for the market to approach 20 billion connected “things” by 2020. According to a recent Markets and Research report, the proximity marketing market is expected to be worth $52 billion by 2022, growing at a CAGR of 29.8% between 2016 and 2022. The current marketplace is expected to be driven by the heavy demand for personalized location-based services which enable a contextually relevant user experience. In addition, the increased use of beacons and growing availability of spatial data and analytical tools further propel the growth of this market.

Businesses are making approximately $6.50 for every $1.00 spent on social influencer marketing. A staggering 59% of marketers intend to increase their influencer marketing budget in 2018 and in a recent survey nearly 40% of Twitter users say they have made a purchase as a direct result of a tweet from an influencer. That said, BIA Kelsey reports that roughly 67% of marketers consider finding relevant influencers their greatest challenge.

Competition

The market for our solutions is competitive, as the demand for scalable, compliant, data solutions is rapidly increasing. We compete with private companies that offer a similar solution to ours, including Gimbal, Unacast, Near, Safe Graph, Freckle IOT, Ground Signal and public companies such as Clear Channel Outdoor ( CCO), Lamar Advertising (LAMR) and JC Deceaux Group (DEC)

We expect new market entrants and existing competitors to introduce new solutions that compete with ours.

M&A Opportunity

The market for Proximity Based data and marketing solutions is rapidly growing and therefore is incredibly fragmented. With the primary goals of increasing our asset value and diversifying our shareholder base, we have initiated a robust M&A effort by creating a deep pipeline of potential targets which meet our criteria, and a repeatable process for screening deals. We believe this space is uniquely suited for consolidation, as the number of privately held companies which meet our criteria is significant. This process involves both direct outreach by our internal business development team, in conjunction with ongoing dialogue with several merchant bankers marketing sell-side mandates. The are several factors that can negatively affect our ability to merge with or acquire a business including but not limited to the lack of liquidity in our public stock, the size of our current market cap, and our inability to raise additional capital.

Corporate History

Digital Locations, Inc. was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

Intellectual Property

We have filed numerous patent applications with the United States Patent and Trademark Office (“USPTO”) in the course of our business history. However, patent applications that are not related to the current business focus of graphene have all been abandoned and we currently do not have any patent applications filed for graphene. Our Sponsored Research Agreements (“SRAs”) with the University of California at Santa Barbara (“UCSB”) give us the first right to review any new inventions arising out of the SRAs, and negotiate a license or option agreement for such inventions.

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

We were formed in August 2006 and have been developing a new technology for commercial use. We have recently changed our business focus. We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2017 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing. Our ability to generate such revenues will depend on whether we can successfully develop, commercialize and license our technology and make the transition from a development stage company to an operating company. We expect to continue to incur losses. In making your evaluation of our business, you should consider that we are a start-up business focused on a new technology, are designing solutions that have no proven market acceptance, and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully commercialize our technology, operate profitably or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

Our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to successfully enter into licensing agreements with third parties on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

There is no assurance that our new growth-by-acquisition strategy will be successful.

We have hired a new Chief Executive Officer to implement our new strategy of growing the Company through the acquisition of other public or private operating companies engaged in the proximity marketing business. While we will endeavor to acquire companies that are profitable and accretive, there is no assurance that any of our business acquisitions will be economically successful or perform as expected. We may acquire businesses that incur unexpected losses, or may not integrate well with the Company. We may not realize profits on our business acquisitions for a number of reasons, including but not limited to paying higher than fair value, unexpected operating deficits, change in the market, loss of customers, reduced demand, loss of management and other causes.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2017, we incurred an aggregate net loss, and had an accumulated deficit, of $30,038,453. For the years ended December 31, 2017 and 2016, we incurred net losses of $2,388,454 and $277,663, respectively. Our losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our technology, if feasible. We believe we will require significant funding to make this transition, if full-scale development is commercially justified. If we do make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

Currently, we have not generated significant revenue from this new and unproven segment of our business. While we intend to market our solutions, there is a risk that we will be unable to compete with large, medium and small competitors that are in (or may enter) the industry with substantially larger resources and management experience.

Our solutions address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that we will not meet anticipated customer requirements or desires.

If we fail to respond quickly to technological developments, our solutions may become uncompetitive and obsolete.

The mobile data market is expected to experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and our solutions or technologies may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we may be required to develop or acquire new technologies and improve our existing technologies and processes on a schedule that keeps pace with technological developments and the requirements for our industry. We must also be able to support a range of changing customer preferences. We cannot guarantee that we will be successful in any manner in these efforts, and our inability to do so could cause our business to suffer.

Changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect data on consumer shopping behavior.

The collection and use of electronic information about user is an important element of our technology and solutions. However, consumers may become increasingly resistant to the collection, use and sharing of information, including information used to deliver advertising and to attribute credit to publishers in performance marketing programs, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding advertising or other tracking technologies in general and our practices specifically could adversely impact our business. In addition to this change in consumer preferences, if retailers or brands perceive significant negative consumer reaction to targeted advertising or the tracking of consumers’ activities, they may determine that such advertising or tracking has the potential to negatively impact their brand. In that case, advertisers may limit or stop the use of our solutions, and our operating results and financial condition would be adversely affected.

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. We may also be contractually liable to indemnify and hold harmless performance marketing networks or other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability.

As we develop and provide solutions, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and provide solutions that address new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase or our business otherwise to be harmed.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

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

Our success is highly dependent on our ability to attract and retain qualified management personnel. Competition for these qualified personnel is intense. We are highly dependent on our management and key consultants who have been critical to the development of our business. The loss of the services of key employees and key consultants could have a material adverse effect on our operations. We do have employment or consulting agreements with key individuals. However, there can be no assurance that any employees or consultants will remain associated with us. The efforts of key employees and consultants will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market, if we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of preferred stock, of which 1,000 shares have been designated as Series A Preferred Stock and 30,000 shares have been designated as Series B Preferred Stock. As of March 30, 2018 there are no shares of Series A Preferred Stock and 16,155 shares of Series B Preferred Stock issued and outstanding. We can issue additional shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 38,776,436 shares of our common stock outstanding as of December 31, 2017, approximately 38,284,528 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if its stock price appreciates.

ITEM 2. PROPERTIES.

Our principal office is located at 3700 State Street, Suite 350, Santa Barbara, California 93105. On September 5, 2017, we entered into a sublease for office space in our new location. The base rent for the new sublease is $1,000 per month for a period of one year and month-to-month thereafter.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Commencing November 21, 2017, our common stock traded on the “Pink Sheets” published by OTC Markets Group, Inc. under the symbol “DLOC.” Our common stock has traded on the OTC Bulletin Board and OTCQB Market under the symbol “CABN” since September 28, 2007. The following table provides, for the periods indicated, the range of high and low bid prices for our common stock. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2016	High	Low
First Quarter	$0.111	$0.023
Second Quarter	0.115	0.006
Third Quarter	0.085	0.060
Fourth Quarter	0.066	0.006

Fiscal Year 2017	High	Low
First Quarter	$0.040	$0.024
Second Quarter	0.040	0.020
Third Quarter	0.100	0.028
Fourth Quarter	0.040	0.007

As of March 30, 2018, there were 95 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Common Stock

Our Articles of Incorporation, as amended, authorize the issuance of up to two billion (2,000,000,000) shares of common stock, $0.001 par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

As of March 30, 2018, our common stock was held by 95 stockholders of record, and we had 38,776,436 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Computershare Investor Services, 250 Royall Street, Canton, Massachusetts 02021.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (April 24, 2006) through December 31, 2017.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	1,414,750	$0.19	-0-

Total	1,414,750	$0.19	2,000,000

___________

(1)	Consists of options to purchase a total of 1,408,750 common shares and warrants to purchase a total of 6,000 common shares.

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

Current Overview

Digital Locations is a solutions provider of proximity based data solutions that help businesses better understand and interact with consumers in various physical locations. We enable solutions that serve as a “bridge” between the physical and digital worlds, connecting people to place. By helping businesses transform their locations into smart venues, they can drastically improve their in-venue mobile experience. In addition, we help our clients identify, segment and activate their most socially influential customers at events, conferences or business locations, leading to increased brand loyalty, engagement, message amplification and revenue. Whether the locations are airports, sports venues, movie theaters, or political rallies, we enable smart interaction and data collection.

Our solutions will be delivered as both a custom integration (non-recurring) and Enterprise Software as a Service or SaaS (monthly recurring) revenue model.

Previously, our business was focused on developing a low-cost method to produce graphene. We have completed our development and research efforts around graphene through our SRAs with UCSB and do not see an opportunity to commercialize the findings of the research agreement. We have determined to refocus our efforts to becoming a proximity based data solutions provider to businesses.

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology market. As part this strategy, on September 8, 2017, we reported that we had entered into a term sheet with Glanz, Inc. dba Corner Media, pertaining to the purchase of Corner Media’s assets. Corner Media is a location-based digital media company in the out-of-home sector. On October 16, 2017, we determined not to proceed with this transaction.

We have not yet generated revenues. We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through December 31, 2017, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core of business. However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our financial statements. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017 and 2016, we believe the amounts reported for cash, prepaid expenses, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2017 and 2016:

	Total	Level 1	Level 2	Level 3
December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

December 31, 2016:
Derivative liabilities	$6,690,697	$-	$-	$6,690,697

Total liabilities measured at fair value	$6,690,697	$-	$-	$6,690,697

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

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and our Series B Preferred Stock as derivatives. We estimate the fair value of the derivatives associated with our convertible notes payable and the fair value of the derivatives associated with our outstanding Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

General and Administrative Expenses

General and administrative expenses increased by $176,074 to $799,589 in the year ended December 31, 2017 from $623,515 in the year ended December 31, 2016. The increase in general and administrative expenses is due primarily to increases in salary, professional and consulting fees.

Research and Development Expenses

Research and development expenses were $65,009 in the year ended December 31, 2017 and were incurred under our third SRA, entered into in March 2017 and concluded on September 30, 2017. Research and development expenses were $65,497 in the year ended December 31, 2016 and were incurred under our second SRA, entered into in December 2015 and expired on June 30, 2016. We currently are under no contract to further research and development activities. There were no payments to research and development consultants in either year.

Depreciation and Amortization Expense

Depreciation and amortization expense was $675 and $617 for the years ended December 31, 2017 and 2016, respectively. Our investment in property and equipment currently is not material to our operations.

Other Income (Expense)

Total other expense was $1,523,181 for the year ended December 31, 2017 and total other income was $411,966 for the year ended December 31, 2016. The change in total other income (expense) is primarily due to the fluctuation in gain (loss) on change in derivative liabilities.

We reported a loss on change in derivative liabilities of $638,432 in the year ended December 31, 2017 compared to a gain on change in derivative liabilities of $1,217,339 in the year ended December 31, 2016. Our convertible debt continued to increase during the current year resulting in additional derivative liabilities. We estimate the fair value of the derivatives associated with our convertible notes and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased by $104,098 to $902,748 for the year ended December 31, 2017 from $798,650 for the year ended December 31, 2016. The increase in interest expense is the result of additional convertible notes payable in the current fiscal year and the amortization of debt discount for the new convertible debt.

The gain (loss) on settlement of debt results from the conversion of convertible debt into equity. We recognized a gain on settlement of debt of $11,643 in year ended December 31, 2017 and a loss on settlement of debt of $33,561 in the year ended December 31, 2016.

We have also reported rental income from the sublease of our office space of $6,356 and $26,838 for the years ended December 31, 2017 and 2016, respectively, that is not material to our operations.

Net Loss

As a result, our net loss for the year ended December 31, 2017 was $2,388,454 compared to a net loss of $277,663 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $25,459, including cash of $23,461, and total current liabilities of $9,489,633, resulting in a working capital deficit of $9,464,174. Included in our current liabilities at December 31, 2017 are derivative liabilities totaling $8,072,904, which we do not anticipate will require cash payments to settle.

During the year ended December 31, 2017, we used net cash of $859,111 in operating activities as a result of our net loss of $2,388,454, non-cash gain on settlement of debt of $11,643 and increase in prepaid expenses of $93, partially offset by non-cash expenses totaling $1,429,869 and increases in accounts payable of $4,387 and accrued expenses of $106,823.

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

During the years ended December 31, 2017 and 2016, we had net cash used in investing activities of $1,945 and $1,472, respectively, for the purchase of property and equipment.

Net cash provided by financing activities during the year ended December 31, 2017 was $844,583, comprised of proceeds from convertible notes payable of $855,000, partially offset by repayment of convertible notes payable of $10,417.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through December 31, 2017, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. However, we cannot assure that we will be successful in these endeavors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2017, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position

Byron Elton	64	Chairman of the Board of Directors

William E. Beifuss, Jr.	72	Director, President, Acting Chief Financial Officer and Secretary

Gerard F. Hug	50	Director and Chief Executive Officer

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

On April 30, 2017, Mr. Christopher Kelly resigned as Chief Executive Officer and a director of the Company, and the Company accepted Mr. Kelly’s resignations, effective April 30, 2017. Mr. Kelly resigned voluntarily for personal reasons. The Company’s Board of Directors appointed William E. Beifuss, Jr. to serve as the Company’s interim Chief Executive Officer, effective May 1, 2017

Effective July 1, 2017, the Company appointed Gerard F. Hug as a new director and the new Chief Executive Officer of the Company. William E. Beifuss, Jr. stepped down as the interim Chief Executive Officer of the Company, effective July 1, 2017.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Byron Elton — Chairman of the Board. Mr. Elton has been a director of the Company since March 16, 2009. He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations. From January 2014 to the present, he has served on the Board of Directors of OriginClear, Inc. From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles. From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm. He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.

Mr. Elton’s extensive senior level management experience specifically in new business development and partnership strategies made him qualified to serve on the Board of Directors.

William E. Beifuss, Jr. — Director, President, Secretary and Acting Chief Financial Officer. Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013. Mr. Beifuss also served as interim Chief Executive Officer of the Company from May 1, 2017 to July 1, 2017 and as Chief Executive Officer of the Company from May 10, 2013 to March 7, 2016. Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company. Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013. From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9. He served as the interim Chief Financial Officer of Warp 9, Inc. from June 2011 to April 2012. From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company. He served as a unit committee chairman of Boy Scouts of America.

Mr. Beifuss’ experience in senior executive roles qualifies him to serve on the Board of Directors.

Gerard F. Hug – Director and Chief Executive Officer. Mr. Hug was appointed as a director and Chief Executive Officer of the Company effective July 1, 2017. Mr. Hug served as the Chief Executive Officer of SITO Mobile, Ltd. (“SITO”) from November 2014 to February 2017, where he architected and executed the transformation of the company from an SMS aggregator to a Location-Based Mobile Advertising company. Mr. Hug joined SITO in 2011 as its director of corporate development, was then promoted to executive vice president in March 2013, and was then promoted to interim chief executive officer in August 2014. Between 2007 and 2010, Mr. Hug was the co-founder and president of Waveyard Development LLC, a water-sports resort destination development company. From 2003 to June 2006, Mr. Hug served as the executive vice president and chief strategy officer of Wireless Retail Inc., a $400 million wireless services company that was among the first U.S. businesses to use the store-in-store business model to sell mobile phones for wireless carriers through large nationwide retailers. Mr. Hug was the interim chief financial officer for Wireless Retail Inc. leading up to its sale to Radio Shack Corporation. From 2002 to 2004, Mr. Hug was the managing partner of Redwood Partners, an early-stage merchant bank and advisory firm that focused on providing early-stage capital and executive management to technology, media and telecommunications businesses.

Mr. Hug’s extensive experience in the mobile communications and data collection and analytics industry qualifies him to serve on the Company’s Board of Directors.

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

Limitation of Liability and Indemnification of Officers and Directors

Under the Nevada Revised Statutes and our Articles of Incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.” This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or our shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or our shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or our shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our Articles of Incorporation is to eliminate the rights of Digital Locations and our stockholders (through stockholder’s derivative suits on behalf of Digital Locations) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of Digital Locations or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care. In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. The Nevada Revised Statutes grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Digital Locations, arising out of such person’s services as a director or officer of Digital Locations, any subsidiary of Digital Locations or any other company or enterprise to which the person provides services at the request of Digital Locations. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Digital Locations pursuant to the foregoing provisions, Digital Locations has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

26

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

Board Committees

Audit Committee. Our Board of Directors has appointed an audit committee. During our fiscal year ended December 31, 2017, our audit committee is comprised of Byron Elton. Mr. Elton does not qualify as independent as defined in Rule 4200 of the listing standards of The Nasdaq Capital Market. Our audit committee is authorized to:

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

The audit committee held four meetings during fiscal year ended December 31, 2017.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The text of the Code of Ethics can be accessed on Digital Location’s Internet website at www.digitallocations.com. A copy of the Code of Ethics has also been filed as an exhibit to our Annual Report for the year ending December 31, 2007, filed with the SEC on March 26, 2008, and incorporated herein by reference. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2017 all Reporting Persons timely complied with all applicable filing requirements.

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

While we have only hired three executives since inception because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers. In the future, as we and our management team expand, our Board of Directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

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

The Elements of Digital Location’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2017, all executive officer base salary decisions were approved by the Board of Directors.

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

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our Board of Directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Digital Locations: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The Board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

In November 2011, our Board adopted a stock option plan (the “2011 Plan”) under which 2,000,000 shares of common stock have been reserved for issuance. No stock option awards have yet been made to any of our Named Executives or other officers or employees of Digital Locations under the 2011 Plan. Our Board has granted a total of 1,400,000 stock options to our current President and a former Chief Executive Officer outside of our 2011 Plan. These equity incentive awards, we believe, motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively.

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

Separation and Change in Control Arrangements

We have employment agreements with our Named Executive Officers as more fully described below. None of our Named Executive Officers are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2017 and 2016 to our Chief Executive Officer, our President and our most highly compensated officers other than the Chief Executive Officer at December 31, 2017 whose total compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Gerard F. Hug – Chief Executive Officer (2)	2017	120,000	-	-	-	-	-	-	120,000

William E. Beifuss, Jr. - President, Acting Chief Financial Officer, Secretary, and Former Chief	2017	-	-	-	-	-	-	120,000	120,000
Executive Officer (3)	2016	-	-	-	-	-	-	70,000	70,000

Christopher S. Kelly Jr. - Former Chief	2017	73,333	-	-	-	-	-	5,894	79,227
Executive Officer (4)	2016	180,090	-	-	-	-	-	12,627	192,717

_____________

(1)	Other compensation for Mr. Kelly consists of medical insurance premiums paid by the Company. Other compensation for Mr. Beifuss consists of consulting fees paid.

(2)	Mr. Hug was appointed Chief Executive Officer effective July 1, 2017.

(3)

Mr. Beifuss was appointed President, Chief Executive Officer, and acting Chief Financial Officer of the Company effective May 10, 2013 and served as interim Chief Executive Officer of the Company from May 1, 2017 to July 1, 2017. He resigned as our Chief Executive Officer on March 7, 2016.

(4)	Mr. Kelly resigned as Chief Executive Officer and a director of the Company on April 30, 2017.

Employment Arrangements

Commencing on July 1, 2017, Mr. Hug is serving as the Chief Executive Officer of the Company on an "at-will," full-time basis. Mr. Hug's base salary is $20,000 per month, equivalent to an annual salary of $240,000. He is entitled to participate in all benefits that the Company has or will implement, including covering all of Mr. Kelly's health insurance premiums. Mr. Hug executed the Company's standard Employment Confidentiality and Inventions Agreement.

We have a consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our former Chief Executive Officer, and current President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013. The agreement was amended, effective November 1, 2016, to increase the monthly compensation to $10,000. The agreement may be cancelled by either party with 30 days’ notice.

Commencing on March 7, 2016 and terminating April 30, 2017, Mr. Kelly served as the Chief Executive Officer of the Company on an "at-will," full-time basis. Mr. Kelly's base salary was $18,333.33 per month, equivalent to an annual salary of $220,000. He was entitled to participate in all benefits that the Company has or will implement, including covering all of Mr. Kelly's health insurance premiums. Mr. Kelly executed the Company's standard Employment Confidentiality and Inventions Agreement.

Grants of Equity Awards – Fiscal Year 2017

We did not grant any equity awards to our Named Executive Officers in fiscal year 2017.

Outstanding Equity Awards

The following table sets forth information with respect to grants of options to purchase our common stock to our Named Executive Officers at December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary, and Former Chief Executive Officer (1)	1,200,000	-	-	$0.06	9/23/2020

Byron Elton, Former Chief Executive Officer, Former President, Former Acting Chief Financial Officer and Former Secretary (2)	200,000	-	-	$0.06	9/23/2020

_____________

(1)	On September 23, 2013, Mr. Beifuss was granted nonqualified stock options to purchase 1,200,000 shares of our common stock at an exercise price of $0.06 per share exercisable until September 23, 2020 in consideration for his services to us. These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Digital Locations.

(2)	On September 23, 2013, Mr. Elton was granted nonqualified stock options to purchase 200,000 shares of our common stock at an exercise price of $0.06 per share exercisable until September 23, 2020 in consideration for his services to us. These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Elton is an employee or consultant of Digital Locations.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2017.

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

No director compensation was paid to our non-employee directors during the fiscal year ended December 31, 2017. Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2018, the number of and percent of our common stock beneficially owned by:

•	each of our directors;

•	each of our named executive officers;

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 27, 2018 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 27, 2018 have been exercised and converted. The address for each of the below is c/o Digital Locations, Inc., 3700 State Street, Suite 350, Santa Barbara, California 93105.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned	Percent Owned (1)

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary and Director (2)	1,295,538	3.24%

Byron Elton, Chairman (3)	262,500	*

Gerard F. Hug, Chief Executive Officer and Director	-	-

All Executive Officers and Directors as a Group (3 persons)	1,558,038	3.88%

___________

*	Indicates beneficial ownership of less than 1%.

(1)	Based upon 38,776,436 shares issued and outstanding as of March 27, 2018.

(2)	Includes 1,200,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 27, 2018.

(3)	Includes 200,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 27, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On June 4, 2013, Daniel Nethercott, a former director who resigned effective January 3, 2015, was issued a convertible promissory note in the amount of $25,000 in exchange for services. The original maturity date of the note was June 4, 2016 and the note bore interest at a rate of 5% per annum. Mr. Nethercott had the right, at his election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price was the lesser of $0.035 per share or the closing price per share of our common stock on the trading day immediately preceding the date of conversion. We extended the maturity date of the note by entering into an agreement to repay the note with 12 equal monthly payments of principal and interest of $2,352 beginning in June 2016. The note was paid in full as of December 31, 2017.

On September 4, 2017, the Board of Directors of the Company authorized (a) the execution and recording with the Nevada Secretary of State of a Certificate of Designation (the “Series A Certificate”) for its newly designated Series A Preferred Stock, authorizing up to 1,000 shares of it, and (b) the issuance of 1,000 shares of Series A Preferred Stock to the Company’s President and Director, William E. Beifuss, Jr., which shares were issued and outstanding at December 31, 2017. The shares of Series A Preferred Stock have a par value of $0.001 per share. The shares of Series A Preferred Stock do not have a dividend right or rate, or liquidation preference, and are not convertible into shares of common stock.

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

The 1,000 shares of the Series A Preferred Stock issued to Mr. Beifuss were automatically redeemed by the Company at their par value in January 2018, 120 days after the effective date of the Series A Certificate.

On October 12, 2017, Unleashed Future Holdings, LLC, a limited liability company owned by a retirement account of which Mr. Gerard Hug, the chief executive officer and a director of the Company, is a beneficiary, purchased an option for $7,000 to buy up to 7,000 shares of Series B Preferred Stock (the “Shares”) from the current holder of the Series B Preferred Stock (the “Option”). The exercise price of the Option is $100 per Share for a total exercise price of $700,000. The Option may be exercised on a cash or a cashless basis. Each Share is convertible into shares of the Company’s common stock in accordance with the terms and conditions of the Certificate of Designations of Series B Preferred Stock. Unleashed Future Holdings, LLC is eligible to exercise all or part of the Option after the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,000,000, on an annualized basis, as reported in the Company’s quarterly or annual financial statements.

During the past three fiscal years, there have been no transactions other than those described above, and there are no currently proposed transactions in which the Company is a participant in which any related person has or will have a direct or indirect material interest which exceeds the lesser of $120,000 or one percent of the Company’s total assets at year-end for the last two completed fiscal years.

Director Independence

We currently have no independent directors as that term is defined by the listing standards of The Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Liggett & Webb P.A. in the years ended December 31, 2017 and 2016 for the audit and reviews of our 2017 and 2016 financial statements total approximately $42,000 and $42,000, respectively.

Audit-Related Fees

We incurred no audit-related fees during the years ended December 31, 2017 and 2016 to Liggett & Webb, P.A.

Tax Fees

We incurred fees of $1,750 and $1,750 to Liggett & Webb, P. A. for tax compliance services for the years ended December 31, 2017 and 2016, respectively.

All Other Fees

There were no fees billed to us by Liggett & Webb, P.A. for services other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the years ended December 31, 2017 and 2016.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

EXHIBIT INDEX

3.1

Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on August 25, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

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

3.5

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 26, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017).

3.6	Series A Preferred Stock Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2016).

3.7	Series B Preferred Stock Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2016).

3.8	Certificate of Correction, filed with the Nevada Secretary of State on April 1, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016)

3.9	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

3.10

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on June 15, 2016 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 21, 2017)

3.11	Withdrawal of Series A Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2017).

3.12	Series A Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2017).

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on November 16, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2017)

3.13	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

4.3

Form of Warrant issued in connection with Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.5***	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.6**	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

37

10.12

Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.13	Shareholders’ Agreement for Transhpene, Inc., dated January 5, 2015. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015)

10.14	Consulting Agreement between Carbon Sciences, Inc. and Big Star Capital 1, dated April 1, 2017. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017)

10.15	Term Sheet with Glanz, Inc. dba Corner Media, a Delaware corporation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 8, 2017)

10.16***	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton, dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.17***

Stock Option Agreement between Carbon Sciences, Inc. and William Beifuss, Jr., dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.19	Form of Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2017)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

16.1	Letter from HJ Associates & Consultants, LLP dated January 27, 2016 (Incorporated by reference to the Company’s Report on Form 8-K filed on January 29, 2016)

31.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________
*	Filed herewith
**	Management incentive plan
***	Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Locations, Inc.

Date: March 30, 2018	By:	/s/ Gerard F. Hug
Gerard F. Hug
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gerard F. Hug	DIRECTOR AND CHIEF EXECUTIVE OFFICER	March 30, 2018
Gerard F. Hug	(PRINCIPAL EXECEUTIVE OFFICER)

/s/ William E. Beifuss, Jr.	DIRECTOR, PRESIDENT, AND ACTING	March 30, 2018
William E. Beifuss, Jr.	CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

/s/ Byron Elton	CHAIRMAN OF THE BOARD OF DIRECTORS	March 30, 2018
Byron Elton

DIGITAL LOCATIONS, INC.

(Formerly Carbon Sciences, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Digital Locations, Inc. (formerly Carbon Sciences, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Digital Locations, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ LIGGETT & WEBB, P.A.

 We have served as the Company’s auditor since 2015.

New York, NY

March 30, 2018

DIGITAL LOCATIONS, INC.
(Formerly Carbon Sciences, Inc.)
Balance Sheets

	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$23,461	$39,934
Prepaid expenses	1,998	1,905
Total current assets	25,459	41,839

Property and equipment, net	2,464	1,194

Total assets	$27,923	$43,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$112,768	$108,381
Accrued expenses and other current liabilities	2,011	5,846
Accrued interest, notes payable	155,070	50,964
Derivative liabilities	8,072,904	6,690,697
Convertible notes payable	29,500	39,917
Convertible notes payable, net of discount of $423,219 and $358,981, respectively	1,117,380	361,619

Total current liabilities	9,489,633	7,257,424

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A, 1,000 and 0 shares issued and outstanding, respectively	1	-
Series B, 16,155 shares issued and outstanding	16	16
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 38,776,436 and 35,178,624 shares issued and outstanding, respectively	38,776	35,179
Additional paid-in capital	20,537,950	20,400,413
Accumulated deficit	(30,038,453)	(27,649,999)
Total stockholders’ deficit	(9,461,710)	(7,214,391)

Total liabilities and stockholders’ deficit	$27,923	$43,033

See notes to financial statements

DIGITAL LOCATIONS, INC.
(Formerly Carbon Sciences, Inc.)
Statements of Operations

	Years Ended December 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	799,589	623,515
Research and development	65,009	65,497
Depreciation	675	617

Total operating expenses	865,273	689,629

Loss from operations	(865,273)	(689,629)

Other income (expense):
Other income	6,356	26,838
Gain (loss) on settlement of debt	11,643	(33,561)
Gain (loss) on change in derivative liabilities	(638,432)	1,217,339
Interest expense	(902,748)	(798,650)

Total other income (expense)	(1,523,181)	411,966

Loss before income taxes	(2,388,454)	(277,663)

Provision for income taxes	-	-

Net loss	$(2,388,454)	$(277,663)

Net loss per share, basic and diluted	$(0.06)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	36,822,968	34,908,588

See notes to financial statements

DIGITAL LOCATIONS, INC.
(Formerly Carbon Sciences, Inc.)
Statements of Stockholders’ Deficit
For the Years Ended December 31, 2017 and 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	-	$-	-	$-	32,149,790	$32,150	$12,268,651	$(27,372,336)	$(15,071,535)

Issuance of common stock for conversion of notes payable and accrued interest payable (3,028,018 shares issued at fair value at $0.028 - $0.029 per share)	-	-	-	-	3,028,018	3,028	83,359	-	86,387

Adjustment to shares pursuant to reverse stock split	-	-	-	-	816	1	(1)	-	-

Issuance of Series A preferred shares for services	1,000	1	-	-	-	-	-	-	1

Redeem Series A preferred shares	(1,000)	(1)	-	-	-	-	-	-	(1)

Issuance of Series B preferred shares for conversion of notes payable, accrued interest payable and derivative liabilities with a book value of $11,630,822	-	-	16,155	16	-	-	11,630,806	-	11,630,822

Derivative liability upon issuance of Series B preferred shares	-	-	-	-	-	-	(3,908,211)	-	(3,908,211)

Related party debt forgiven and contributed to capital	-	-	-	-	-	-	325,809	-	325,809

Net loss	-	-	-	-	-	-	-	(277,663)	(277,663)

Balance at December 31, 2016	-	$-	16,155	$16	35,178,624	$35,179	$20,400,413	$(27,649,999)	$(7,214,391)

See notes to financial statements

DIGITAL LOCATIONS, INC.
(Formerly Carbon Sciences, Inc.)
Statements of Stockholders’ Deficit (continued)
For the Years Ended December 31, 2017 and 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	-	$-	16,155	$16	35,178,624	$35,179	$20,400,413	$(27,649,999)	$(7,214,391)

Issuance of common stock for conversion of notes payable and accrued interest payable (3,597,812 shares issued at fair value at $0.0045 - $0.0205 per share)	-	-	-	-	3,597,812	3,597	137,537	-	141,134

Issuance of Series A preferred shares for services	1,000	1	-	-	-	-	-	-	1

Net loss	-	-	-	-	-	-	-	(2,388,454)	(2,388,454)

Balance at December 31, 2017	1,000	$1	16,155	$16	38,776,436	$38,776	$20,537,950	$(30,038,453)	$(9,461,710)

See notes to financial statements

DIGITAL LOCATIONS, INC.
(Formerly Carbon Sciences, Inc.)
Statements of Cash Flows
	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,388,454)	$(277,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	675	617
(Gain) loss on settlement of debt	(11,643)	33,561
Amortization of debt discount recorded to interest expense	790,761	730,545
Loss (gain) on change in derivative liabilities	638,432	(1,217,339)
Stock compensation cost	1	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(93)	102
Increase (decrease) in:
Accounts payable	4,387	(25,910)
Accrued expenses and other current liabilities	106,823	67,480
Net cash used in operating activities	(859,111)	(688,607)

Cash flows from investing activities:
Purchase of property and equipment	(1,945)	(1,472)
Net cash used in investing activities	(1,945)	(1,472)

Cash flows from financing activities:
Proceeds from convertible notes payable	855,000	707,000
Repayment of convertible notes payable	(10,417)	(14,683)
Net cash provided by financing activities	844,583	692,317

Net (decrease) increase in cash	(16,473)	2,238
Cash, beginning of the year	39,934	37,696

Cash, end of the year	$23,461	$39,934

See notes to financial statements

DIGITAL LOCATIONS, INC.

(Formerly Carbon Sciences, Inc.)

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

1. ORGANIZATION AND LINE OF BUSINESS

Organizational History

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

Overview of Business

In June 2014, the Company entered into its first Sponsored Research Agreement (“SRA #1”) with the University of California at Santa Barbara (“UCSB”) to develop a low-cost method to produce graphene. SRA #1 expired on June 30, 2015. In December 2015, the Company entered into a second Sponsored Research Agreement (“SRA #2”) with UCSB to develop a new graphene-based optical modulator, a critical fiber optics component for enabling ultrafast fiber optics communication in data centers for Cloud computing. SRA #2 expired on June 30, 2016. In March 2017, the Company entered into a third Sponsored Research Agreement (“SRA #3”) with UCSB to continue the development of a new graphene-based optical modulator. SRA #3 concluded on September 30, 2017.

On October 30, 2017, the Company provided UCSB with notice to exercise its right to negotiate a license for use of any invention subject to SAR #3. The Company has 90 days from the date of its notice to conclude a license agreement with UCSB. If the Company successfully concludes a license agreement with UCSB, then it must diligently proceed with the commercial development and early marketing of the invention.

The Company’s current business focus is a growth-by-acquisition strategy to extend its presence in the information technology (“IT”) market.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since its inception through December 31, 2017, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. There can be no assurance that we will be successful in accomplishing our objectives. Without such additional capital we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Depreciation expense for the years ended December 31, 2017 and 2016 was $675 and $617, respectively.

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and our Series B preferred stock as derivatives. We estimate the fair value of the derivatives using a multinomial lattice model based on a probability weighted discounted cash flow model. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017 and 2016, we believe the amounts reported for cash, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2017 and 2016:

	Total	Level 1	Level 2	Level 3
December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

December 31, 2016:
Derivative liabilities	$6,690,697	$-	$-	$6,690,697

Total liabilities measured at fair value	$6,690,697	$-	$-	$6,690,697

During the years ended December 31, 2017 and 2016, the Company had the following activity in its derivative liabilities account:

	Convertible	Series B
	Notes	Preferred
	Payable	Stock	Total

Derivative liabilities at December 31, 2015	$13,184,369	$-	$13,184,369
Addition to liability for new debt/shares issued	707,000	3,908,211	4,615,211
Elimination of liability on conversion to common shares	(33,756)	-	(33,756)
Elimination of liability on conversion to preferred shares	(9,750,930)	-	(9,750,930)
Contribution of liability to capital on settlement of related party debt	(106,858)	-	(106,858)
Change in fair value	(663,919)	(553,420)	(1,217,339)
Derivative liabilities at December 31, 2016	3,335,906	3,354,791	6,690,697
Addition to liability for new debt/shares issued	855,000	-	855,000
Elimination of liability on conversion to common shares	(111,225)	-	(111,225)
Change in fair value	1,162,081	(523,649)	638,432

Derivative liabilities at December 31, 2017	$5,241,762	$2,831,142	$8,072,904

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

Since we had no dilutive effect of stock options, warrants, convertible notes payable and convertible preferred stock for the years ended December 31, 2017 and 2016, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding. For the year ended December 31, 2017, the Company has excluded 1,408,750 common shares for exercisable options, 6,000 common shares for exercisable warrants, approximately 502,772,000 shares issuable upon conversion of convertible notes payable and approximately 367,000,000 common shares upon conversion of convertible Series B preferred stock. For the year ended December 31, 2016, the Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable warrants, approximately 157,269,000 shares issuable upon conversion of convertible notes payable and approximately 367,000,000 common shares upon conversion of convertible Series B preferred stock.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $65,009 and $65.497 for the years ended December 31, 2017 and 2016, respectively.

Advertising Costs

We expense the cost of advertising and promotional materials when incurred. We incurred no advertising costs for the years ended December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, “Distinguishing Liabilities from Equity,” because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

3. CAPITAL STOCK

At December 31, 2017, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series A Preferred Stock

On August 31, 2017, the Company filed a Withdrawal of Certificate of Designation for its original Series A Preferred Stock with the Secretary of State of Nevada. On September 4, 2017, the Board of Directors of the Company authorized (a) the execution and recording with the Nevada Secretary of State of a new Certificate of Designation (the “Series A Certificate”) for its new Series A Preferred Stock, authorizing up to 1,000 shares of it, and (b) the issuance of 1,000 shares of Series A Preferred Stock to the Company’s President and Director, William E. Beifuss, Jr., which shares were issued and outstanding at December 31, 2017.

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

The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following: (i) a date 120 days after the effective date of the Series A Certificate, (ii) on the date that Mr. Beifuss ceases, for any reason, to serve as officer, director or consultant of the Company, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series A Preferred Stock set forth in Series A Certificate.

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

As of December 31, 2017 and 2016, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

The holders of outstanding shares of the Series B Preferred Stock (the “Holders”) are entitled to receive dividends pari passu with the holders of Common Stock, except upon a liquidation, dissolution and winding up of the Company, in which case the Series B Preferred Stock has a preference. Such dividends will be paid equally to all outstanding shares of Series B Preferred Stock and Common Stock, on an as-if-converted basis with respect to the Series B Preferred Stock. The Holders may elect to use the most favorable conversion price for the purpose of determining the as-if-converted number of shares.

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

The sale of all or substantially all of the Company’s assets, any consolidation or merger of the Company with or into any other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization, own less than fifty percent (50%) of the Company’s voting power immediately after such consolidation, merger or reorganization, or any transaction or series of related transactions to which the Company is a party in which in excess of fifty percent (50%) of the Company’s voting power is transferred, excluding any consolidation or merger effected exclusively to change the domicile of the Company, is deemed to be a liquidation, dissolution or winding up.

The Series B Preferred Stock is convertible into Common Stock.

The Holder has the right, at any time, at its election, to convert all or part of the Share Value into shares of Common Stock. The conversion price is the lesser of (1) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after December 12, 2012 or (2) the lowest effective price per share granted to any person or entity, including the Holder but excluding officers and directors of the Company, to acquire Common Stock, or adjusted, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents (the “Conversion Price”).

The conversion formula is as follows: The number of shares receivable upon conversion equals the Share Value divided by the Conversion Price. A conversion notice (the “Conversion Notice”) may be delivered to Company by any method of Holder’s choice (including but not limited to email, facsimile, mail, overnight courier, or personal delivery), and all conversions will be cashless and not require further payment from the Holder. If no objection is delivered from the Company to the Holder, with respect to any variable or calculation reflected in the Conversion Notice, within 24 hours of delivery of the Conversion Notice, the Company will thereafter be deemed to have irrevocably confirmed and ratified such notice of conversion and waived any objection. The Company will deliver the shares of Common Stock from any conversion to the Holder (in any name directed by the Holder) within three (3) business days of Conversion Notice delivery. If the Company is participating in the Depository Trust Company (“DTC”) Fast Automated Securities Transfer (“FAST”) program, then upon request of the Holder and provided that the shares to be issued are eligible for transfer under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or are effectively registered under the Securities Act, the Company will cause its transfer agent to electronically issue the Common Stock issuable upon conversion to the Holder through the DTC Direct Registration System (“DRS”). If the Company is not participating in the DTC FAST program, then the Company agrees in good faith to apply and cause the approval for participation in the DTC FAST program.

The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. No fractional shares of the Common Stock shall be issuable upon the conversion of shares of the Series B Preferred Stock and the Company shall pay the cash equivalent of any fractional share upon such conversion.

If the Company fails to deliver shares in accordance with the required time frame, then for each conversion, a penalty of $1,500 per day will be assessed for each day after the third business day (inclusive of the day of the conversion) until share delivery is made. Such penalty may be converted into Common Stock at the Conversion Price or payable in cash, at the sole option of the Holder (under the Holder’s and the Company’s expectations that any penalty amounts shall tack back to the original date of the issuance of Series B Preferred Stock, consistent with applicable securities laws).

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

On April 29, 2016, our Board of Directors and the holder of a majority of the total issued and outstanding voting stock of the Company authorized and approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 2,000,000,000.

During the year ended December 31, 2017, the Company issued a total of 3,597,812 shares of common stock at fair value in conversion of $35,000 of convertible promissory notes, accrued interest payable of $6,552 and derivative liability of $111,225. We recognized a gain of $11,643 on conversion of the notes.

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

4. STOCK OPTIONS AND WARRANTS

Stock Options

As of December 31, 2017, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,408,750 shares of common stock to its employees, officers, and consultants. Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months. We recognized no stock-based compensation expense for the years ended December 31, 2017 and 2016. As of December 31, 2017, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock option awards as of December 31, 2017, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,410,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at December 31, 2016	1,410,000	$0.19
Granted
Exercised
Forfeited or expired	(1,250)	$29.20

Outstanding and exercisable at December 31, 2017	1,408,750	$0.17	2.72	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.023 as of December 31, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of December 31, 2017 and December 31, 2016, the Company had 6,000 and 46,000 common stock purchase warrants outstanding, respectively, with an exercise price of $5.00 per share and expiring on various dates in 2017 and 2018.

Chief Executive Officer Option

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

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Services of $58,600

On December 31, 2012, we entered into 5% convertible promissory notes with two individuals in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at December 31, 2017 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at December 31, 2017 has been extended to December 31, 2018.

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we entered into a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at December 31, 2017, matured two years from its effective date, or March 14, 2015, and is currently in default.

Convertible Promissory Note – Services of $25,000

On June 4, 2013, we entered into a 5% convertible promissory note with a former member of our Board of Directors in exchange for services rendered in the amount of $25,000. The note was convertible into shares of common stock of the Company at a conversion price equal to the lesser of $0.35 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We entered into an agreement to repay this note with 12 equal monthly payments of principal and interest of $2,352 beginning in June 2016. The note was paid in full as of December 31, 2017.

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

March 2016 Convertible Promissory Note – $1,000,000

On March 4, 2016, we entered into a convertible promissory note in the aggregate principal amount of up to $1,000,000 (the “March 2016 $1,000,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from March 4, 2016.

On March 4, 2016, we received proceeds of $25,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $4,315 and $20,685, respectively, and the debt discount was fully amortized to interest expense. In September and December 2017, we issued the lender a total of 1,632,272 shares of our common stock in consideration for the conversion of principal of $25,000 and accrued interest of $3,956, extinguishing the note in full.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $5,400 and $21,600, respectively, and the debt discount was fully amortized to interest expense. In December 2017, we issued the lender 469,041 shares of our common stock in consideration for the conversion of principal of $5,000 and accrued interest of $863, resulting in a principal balance of $22,000 at December 31, 2017.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $11,392 and $21,608, respectively, and the debt discount was fully amortized to interest expense.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $24,904 and $65,096, respectively, and the debt discount was fully amortized to interest expense.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $23,014 and $36,986, respectively, and the debt discount was fully amortized to interest expense.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $23,699 and $26,301, respectively, and the debt discount was fully amortized to interest expense.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $44,573 and $42,427, respectively, and the debt discount was fully amortized to interest expense.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $36,164 and $23,836, respectively, and the debt discount was fully amortized to interest expense.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $38,575 and $16,425, respectively, and the debt discount was fully amortized to interest expense.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $43,699 and $11,301, respectively, and the debt discount was fully amortized to interest expense.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $47,014 and $7,986, respectively, and the debt discount was fully amortized to interest expense.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 4, 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $56,233 and $3,767, respectively, and the debt discount was fully amortized to interest expense.

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $58,356, resulting in a remaining discount of $1,644 at December 31, 2017.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $52,767, resulting in a remaining discount of $7,233 at December 31, 2017.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $48,822, resulting in a remaining discount of $11,178 at December 31, 2017.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $68,452, resulting in a remaining discount of $26,548 at December 31, 2017.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $38,959, resulting in a remaining discount of $21,041 at December 31, 2017.

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we entered into a convertible promissory note in the aggregate principal amount of up to $500,000 (the “June 2017 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $34,849, resulting in a remaining discount of $25,151 at December 31, 2017.

On July 10, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $38,137, resulting in a remaining discount of $41,863 at December 31, 2017.

On August 11, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $31,123, resulting in a remaining discount of $48,877 at December 31, 2017.

On September 12, 2017, we received proceeds of $85,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $85,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $25,616, resulting in a remaining discount of $59,384 at December 31, 2017.

On October 13, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $18,397, resulting in a remaining discount of $61,603 at December 31, 2017.

On November 8, 2017, we received proceeds of $75,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $75,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $12,342, resulting in a remaining discount of $62,658 at December 31, 2017.

December 2017 Convertible Promissory Note – $500,000

On December 14, 2017, we entered into a convertible promissory note in the aggregate principal amount of up to $500,000 (the “December 2017 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On December, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $3,959, resulting in a remaining discount of $56,041 at December 31, 2017.

The total gain on settlement of debt, including conversions to common stock, was $11,643 for the year ended December 31, 2017 and the total loss on settlement of debt was $33,561 for the year ended December 31, 2016.

6. DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. We estimate the fair value of derivative liabilities associated with our convertible notes payable and our Series B preferred stock using a multinomial lattice model based on a probability weighted discounted cash flow model.

The significant assumptions used in the valuation of the derivative liabilities at December 31, 2017 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0230
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	186.3 – 211.0%

The value of the derivative liabilities associated with our convertible notes payable was estimated at $5,241,762 and $3,335,906 at December 31, 2017 and December 31, 2016, respectively. The value of the derivative liability associated with our Series B convertible preferred stock at was estimated at $2,831,142 and $3,354,791 at December 31, 2017 and December 31, 2016, respectively..

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the years ended December 31, 2017 and 2016, we paid no amounts for income taxes.

During the years ended December 31, 2017 and 2016, we paid cash for interest expense of $1,328 and $1,860, respectively.

During the year ended December 31, 2017, the Company had the following non-cash investing and financing activities:

•	The Company issued a total of 3,597,812 shares of common stock for the conversion of $35,000 in convertible notes payable, plus $6,552 of accrued interest payable, increasing common stock by $3,597, increasing additional paid-in capital by $137,537, decreasing derivative liabilities by $111,225 and recording a gain on settlement of debt of $11,643.

•	The Company increased debt discount and derivative liabilities by $855,000 for the issuance of new convertible debt.

During the year ended December 31, 2016, the Company had the following non-cash investing and financing activities:

•	The Company issued a total of 3,028,018 shares of common stock for the conversion of $10,450 in convertible notes payable, plus $3,176 of accrued interest payable, increasing common stock by $3,028, increasing additional paid-in capital by $83,359, decreasing derivative liabilities by $33,756 and recording a loss on settlement of debt of $39,005.

•	The Company increased debt discount and derivative liabilities by $707,000 for the issuance of new convertible debt.

•	The Company issued a total of 16,155 shares of Series B preferred stock for the conversion of $1,615,362 in convertible notes payable, plus $264,530 of accrued interest payable, increasing Series B preferred stock by $16, increasing additional paid-in capital by $11,630,806 and decreasing derivative liabilities by $9,750,930.

•	The Company increased derivative liabilities and decreased additional paid-in capital by $3,908,211 for derivative liabilities associated with the issuance of Series B preferred stock.

•	The Company increased common stock and decreased additional paid-in capital by $1 for the par value of additional shares of common stock issued in the reverse stock split.

•	The Company decreased convertible notes payable by $185,752, accrued interest payable by $33,199 and derivative liabilities by $106,858 and increased additional paid-in capital by $325,809 for settlement of related party debt recorded as a contribution to capital.

8. RESEARCH AGREEMENTS AND FORMATION OF SUBSIDIARY

On June 18, 2014, we entered into a Sponsored Research Agreement (“SRA #1”) with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company. The purpose of SRA #1 included the development of a low-cost and scalable method to produce large-area graphene for transparent electrode applications. The term of SRA #1 commenced on July 1, 2014 and expired on June 30, 2015. The total cost to the Company was $387,730.

On December 15, 2015, we entered into a second Sponsored Research Agreement (“SRA #2”) with UCSB, pursuant to which UCSB performed research work for the mutual benefit of UCSB and the Company. The purpose of SRA #2 included the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks. The term of SRA #2 commenced on January 1, 2016 and expired on June 30, 2016. The total cost to the Company was $65,497.

On March 9, 2017, we entered into our third Sponsored Research Agreement (“SRA #3”) with UCSB, pursuant to which UCSB will continue the development of a graphene based optical modulator for the high-speed transmission of digital data in fiber optic networks. The term of SRA #3 commenced on April 1, 2017 and concluded on September 30, 2017. The total cost to the Company was $65,009.

On January 5, 2015, Digital Locations formed Transphene, Inc., a Nevada corporation (“Transphene”), of which the Company owns 50% of the total issued and outstanding capital stock. The remaining 50% is owned by Dr. Kaustav Banerjee (“Banerjee”), a director and Chief Technical Officer of Transphene. Transphene was formed to commercialize any technology that the Company licensed from UCSB as a result of SRA #1. In consideration for its interest in Transphene, the Company agreed to assign the intellectual property rights acquired by the Company from SRA #1 to Transphene. At this time, the Company does not see an opportunity to commercialize the research findings of SRA #1, has not licensed any intellectual property from UCSB, and therefore has not assigned any intellectual property to Transphene. Therefore, we terminated our joint venture through Transphene and wound up and dissolved Transphene in 2016. There have been no financial transactions in Transphene and no impact on our financial statements.

9. INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 43% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2017	2016

Income tax benefit at statutory rate	$(1,027,000)	$(2,243,800)
State income taxes, net of federal benefit	(300)	(300)
Nondeductible expenses	2,004,820	1,928,300
Other	(600)	-
Valuation allowance	(976,920)	315,800

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2017	2016

Deferred tax assets:
Net operating loss carryforward	$2,863,700	$3,839,800
Research and development credit carryforward	125,200	125,200
Related party accrued expenses	-	600
Accrued compensated absences	600	900

Valuation allowance	(2,989,500)	(3,966,500)

	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $1,382,720, with a corresponding net adjustment to valuation allowance of $1,382,720 as of December 31, 2017.

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2017, we recorded a valuation allowance of $2,989,500 against net current deferred tax. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2017, we had a net operating loss carryforward available to offset future taxable income of approximately $9,875,000, which begins to expire at dates that have not been determined. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Based upon our review and evaluation, during the years ended December 31, 2017 and 2016, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense). As of December 31, 2017 and 2016, we had no accrued interest or penalties related to uncertain tax positions.

10. RELATED PARTY TRANSACTIONS

See Note 3 for a discussion regarding the issuance in August 2017 of 1,000 shares of Series A Preferred Stock to the Company’s President and director, William E. Beifuss, Jr., for services rendered. The shares are to be automatically redeemed on the date 120 days after the effective date of the Series A Certificate.

See Note 5 for discussion of convertible notes payable with related parties, including multiple lenders who are also shareholders of the Company.

On December 12, 2012, we entered into a 5% convertible note with the Chairman of our Board of Directors and our former Chief Executive Officer in exchange for services valued at $185,852. The principal balance of this related party note was $185,852 as of December 31, 2015 and 2014, with accrued interest payable of $27,878 and $18,585 as of December 31, 2015 and 2014, respectively. The note was to mature on December 31, 2016. On July 27, 2016, we entered into a Settlement and Release Agreement with the Chairman for full extinguishment of the above described convertible promissory note with a principal balance of $185,852, plus accrued interest. We agreed to pay the Chairman $100 in cash and arranged for him to enter into an option agreement with our principal lender and a principal holder of our Series B preferred stock (“Lender”) to acquire 225 shares of our Series B preferred stock from the Lender upon the occurrence of certain events defined in the agreement. Due to the related party nature of this transaction, the extinguishments of the note principal of $185,752, accrued interest payable of $33,199 and associated derivative liability of $106,858 were recorded to additional paid-in capital as a contribution to capital totaling $325,809.

On June 4, 2013, we entered into a convertible note with a former member of our Board of Directors in exchange for services valued at $25,000. The note was to mature on June 4, 2016. We entered into an agreement to repay this note in 12 equal monthly payments of principal and interest of $2,352, beginning in June 2016. The note was paid in full as of December 31, 2017.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our office lease expired on September 30, 2017. On September 5, 2017, we entered into a new sublease for office space in our new location. The base rent for the new sublease is $1,000 per month for a period of one year and month-to-month thereafter. Rent expense for the years ended December 31, 2017 and 2016 was $47,068 and $53,026, respectively.

Consulting Agreements

We have a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, with William E. Beifuss, Jr., our former Chief Executive Officer, and current President and Acting Chief Financial Officer, for the payment of monthly compensation of $10,000 per month. The agreement may be cancelled by either party with 30 days’ notice.

We entered into a consulting agreement, dated April 1, 2017, with Big Star Capital 1 for the payment of monthly consulting fees of $15,000 relating to the development of our business. The agreement is on a month-to-month basis until terminated by either party with a 10-day prior written notice.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent Borrowings

We received advances under the December 14, 2017 $500,000 CPN of $70,000 in January 2018, $60,000 in February 2018 and $61,500 in March 2018.

Extension of Maturity Dates of Convertible Promissory Notes

Subsequent to December 31, 2017, the maturity date of a note payable issued for services with a principal balance of $32,620 at December 31, 2017 was extended from December 31, 2017 to December 31, 2018. See Note 5.

Redemption of Series A Preferred Stock

The 1,000 shares of the Series A Preferred Stock issued to Mr. Beifuss were automatically redeemed by the Company at their par value in January 2018, 120 days after the effective date of the Series A Certificate.

