Form 10-Q
period 2018-03-31
Digital Locations, Inc.
filed 2018-05-14
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of registrant’s common stock outstanding, as of May 14, 2018 was 38,776,436.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC.
Condensed Balance Sheets
	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current assets:
Cash	$10,996	$23,461
Prepaid expenses	22,088	1,998
Total current assets	33,084	25,459

Property and equipment, net	2,127	2,464

Total assets	$35,211	$27,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$152,214	$112,768
Accrued expenses and other current liabilities	1,748	2,011
Accrued interest, notes payable	195,718	155,070
Derivative liabilities	6,118,046	8,072,904
Convertible notes payable	29,500	29,500
Convertible notes payable, net of discount of $404,458 and $423,219, respectively	1,327,642	1,117,380
Total current liabilities	7,824,868	9,489,633

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A, 0 and1,000 shares issued and outstanding, respectively	-	1
Series B, 16,155 shares issued and outstanding	16	16
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 38,776,436 shares issued and outstanding	38,776	38,776
Additional paid-in capital	20,537,951	20,537,950
Accumulated deficit	(28,366,400)	(30,038,453)
Total stockholders’ deficit	(7,789,657)	(9,461,710)

Total liabilities and stockholders’ deficit	$35,211	$27,923

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
General and administrative	223,059	184,094
Depreciation and amortization	337	175

Total operating expenses	223,396	184,269

Loss from operations	(223,396)	(184,269)

Other income (expense):
Gain on settlement of debt	-	17
Gain (loss) on change in derivative liabilities	2,146,358	(2,235,379)
Interest expense	(250,909)	(205,029)

Total other income (expense)	1,895,449	(2,440,391)

Income (loss) before income taxes	1,672,053	(2,624,660)

Provision for income taxes	-	-

Net income (loss)	$1,672,053	$(2,624,660)

Net income (loss) per common share:
Basic	$0.04	$(0.07)
Diluted	$0.00	$(0.07)

Weighted average number of common shares outstanding:
Basic	38,776,436	35,760,596
Diluted	951,711,590	35,760,596

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,672,053	$(2,624,660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	337	175
Gain on settlement of debt	-	(17)
Amortization of debt discount to interest expense	210,262	185,586
(Gain) loss on change in derivative liabilities	(2,146,358)	2,235,379
Changes in assets and liabilities:
Increase in prepaid expenses	(20,090)	(20,159)
Increase (decrease) in:
Accounts payable	39,446	30,222
Accrued expenses and other current liabilities	40,385	18,471

Net cash used in operating activities	(203,965)	(175,003)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	191,500	180,000
Payments of convertible notes payable	-	(6,250)

Net cash provided by financing activities	191,500	173,750

Net decrease in cash	(12,465)	(1,253)
Cash, beginning of period	23,461	39,934

Cash, end of period	$10,996	$38,681

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2018

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying unaudited condensed financial statements of the Company have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since its inception through March 31, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business plan. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital the Company may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

For the three months ended March 31, 2018, diluted weighted average number of common shares outstanding includes approximately 553,935,154 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon exercise of Series B convertible preferred stock (“Series B Preferred Stock”), but excludes 1,408,750 common shares for exercisable options and 6,000 common shares for exercisable common stock purchase warrants.

Since the Company had no dilutive effect of stock options, warrants, convertible notes payable and convertible preferred stock for the three months ended March 31, 2017, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding. The Company has excluded 1,410,000 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 119,292,206 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares upon exercise of Series B Preferred Stock.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018 and December 31, 2017, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASC”) Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at March 31, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
March 31, 2018:
Derivative liabilities	$6,118,046	$-	$-	$6,118,046

Total liabilities measured at fair value	$6,118,046	$-	$-	$6,118,046

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

During the three months ended March 31, 2018, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Total

Derivative liabilities at December 31, 2017	$5,241,762	$2,831,142	$8,072,904
Addition to liabilities for new debt/shares issued	191,500	-	191,500
Change in fair value	(1,643,479)	(502,879)	(2,146,358)

Derivative liabilities at March 31, 2018	$3,789,783	$2,328,263	$6,118,046

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2018 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months ended March 31, 2017 have been reclassified to conform to the presentation for the three months ended March 31, 2018.

3. CAPITAL STOCK

At March 31, 2018, the Company’s authorized stock included 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of March 31, 2018, the Company had 38,776,436 shares of common stock issued and outstanding. During the three months ended March 31, 2018, the Company did not issue any shares of common stock.

During the three months ended March 31, 2017, the Company issued a total of 1,496,499 shares of common stock at fair value in consideration for the conversion of a convertible promissory note of $5,000, accrued interest payable of $1,734 and derivative liabilities of $47,306. We recognized a gain of $17 on conversion of the note.

Series A Preferred Stock

On August 31, 2017, the Company filed a Withdrawal of Certificate of Designation for its original Series A Preferred Stock with the Secretary of State of Nevada. On September 4, 2017, the Board of Directors of the Company authorized (a) the execution and recording with the Nevada Secretary of State of a new Certificate of Designation (the “Series A Certificate”) for its new Series A preferred stock (“Series A Preferred Stock”), authorizing up to 1,000 shares of Series A Preferred Stock, and (b) the issuance of 1,000 shares of Series A Preferred Stock to the Company’s President and Director, William E. Beifuss, Jr.

The shares of Series A Preferred Stock have a par value of $0.001 per share. The shares of Series A Preferred Stock do not have a dividend right or rate, or liquidation preference, and are not convertible into shares of common stock.

The shares of the Series A Preferred Stock were automatically redeemed by the Company at their par value in January 2018, 120 days after the effective date of the Series A Certificate.

Series B Preferred Stock

On March 2, 2016, the Company filed a Certificate of Designation for its Series B Preferred Stock (the “Series B Certificate”) with the Secretary of State of Nevada designating 30,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share.

The total face value of this entire series is three million dollars ($3,000,000). Each share of Series B Preferred Stock has a stated face value of One Hundred Dollars ($100) (“Share Value”), and is convertible into shares of fully paid and non-assessable shares of common stock of the Company.

As of March 31, 2018 and December 31, 2017, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

4. STOCK OPTIONS AND WARRANTS

Stock Options

As of March 31, 2018, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,408,750 shares of common stock to its employees, officers, and consultants. Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months. We recognized no stock-based compensation expense for the three months ended March 31, 2018. As of March 31, 2018, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock option awards as of March 31, 2018, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,408,750	$0.17	2.72	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at March 31, 2018	1,408,750	$0.17	2.48	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0068 as of March 31, 2018, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of March 31, 2018 and December 31, 2017, the Company had 6,000 common stock purchase warrants outstanding with an exercise price of $5.00 per share and expiring in August 2018.

Chief Executive Officer Option

On October 12, 2017, Unleashed Future Holdings, LLC, a limited liability company owned by a retirement account of which Mr. Gerard Hug, the chief executive officer and a director of the Company, is a beneficiary, purchased an option for $7,000 to buy up to 7,000 shares of Series B Preferred Stock from the current holder of the Series B Preferred Stock (the “Option”). The exercise price of the Option is $100 per share of Series B Preferred Stock for a total exercise price of $700,000. The Option may be exercised on a cash or a cashless basis. Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock in accordance with the terms and conditions of the Series B Certificate. Unleashed Future Holdings, LLC is eligible to exercise all or part of the Option after the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,000,000, on an annualized basis, as reported in the Company’s quarterly or annual financial statements.

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Services of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two individuals in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at March 31, 2018 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at March 31, 2018 has been extended to December 31, 2018.

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we issued a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at March 31, 2018, matured two years from its effective date, or March 14, 2015, and is currently in default.

March 2016 Convertible Promissory Note – $1,000,000

On March 4, 2016, we issued a convertible promissory note in the aggregate principal amount of up to $1,000,000 (the "March 2016 $1,000,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from March 4, 2016.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018. In December 2017, we issued the lender 469,041 shares of our common stock in consideration for the conversion of principal of $5,000 and accrued interest of $863, resulting in a principal balance of $22,000 at March 31, 2018.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018.

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $1,644 and the debt discount was fully amortized to interest expense as of March 31, 2018.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $7,233 and the debt discount was fully amortized to interest expense as of March 31, 2018.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $11,178 and the debt discount was fully amortized to interest expense as of March 31, 2018.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $23,425, resulting in a remaining debt discount of $3,123 as of March 31, 2018.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $14,795, resulting in a remaining debt discount of $6,247 as of March 31, 2018.

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we issued a convertible promissory note in the aggregate principal amount of up to $500,000 (the "June 2017 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $14,795, resulting in a remaining debt discount of $10,356 as of March 31, 2018.

On July 10, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $19,726, resulting in a remaining debt discount of $22,137 as of March 31, 2018.

On August 11, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $19,726, resulting in a remaining debt discount of $29,151 as of March 31, 2018.

On September 12, 2017, we received proceeds of $85,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $85,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $20,959, resulting in a remaining debt discount of $38,425 as of March 31, 2018.

On October 13, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $18,644, resulting in a remaining debt discount of $42,959 as of March 31, 2018.

On November 8, 2017, we received proceeds of $75,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $75,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $17,041, resulting in a remaining debt discount of $45,616 as of March 31, 2018.

December 2017 Convertible Promissory Note – $500,000

On December 14, 2017, we issued a convertible promissory note in the aggregate principal amount of up to $500,000 (the "December 2017 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On December 14, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $13,630, resulting in a remaining debt discount of $42,411 as of March 31, 2018.

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $15,151, resulting in a remaining debt discount of $54,849 as of March 31, 2018.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $8,548, resulting in a remaining debt discount of $51,452 as of March 31, 2018.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $3,466, resulting in a remaining debt discount of $51,534 as of March 31, 2018.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $303, resulting in a remaining debt discount of $6,197 as of March 31, 2018.

6. DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. We estimate the fair value of derivative liabilities associated with our convertible notes payable and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes.

The significant assumptions used in the valuation of the derivative liabilities at March 31, 2018 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0068
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	195.8–220.0%

The value of the derivative liabilities associated with our convertible notes payable was estimated at $3,789,783 and $5,241,762 at March 31, 2018 and December 31, 2017, respectively. The value of the derivative liabilities associated with our Series B Preferred Stock was estimated at $2,328,263 and $2,831,142 at March 31, 2018 and December 31, 2017, respectively.

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2018 and 2017, the Company paid no amounts for income taxes.

During the three months ended March 31, 2018 and 2017, the Company paid $0 and $797 for interest, respectively.

During the three months ended March 31, 2018, the Company had the following non-cash investing and financing activities:

•	The Company increased debt discount and derivative liabilities by $191,500 for the issuance of new convertible debt.

•	The Company decreased Series A Preferred Stock and increased additional paid-in capital by $1 for the redemption of 1,000 shares of Series A Preferred Stock.

During the three months ended March 31, 2017, the Company had the following non-cash investing and financing activities:

•	The Company issued a total of 1,496,499 shares of common stock in consideration for the conversion of $5,000 in convertible notes payable, plus $1,734 of accrued interest payable, increasing common stock by $1,496, increasing additional paid-in capital by $52,527, decreasing derivative liabilities by $47,306 and recording a gain on settlement of debt of $17.

•	The Company increased debt discount and derivative liabilities by $180,000 for the issuance of new convertible debt.

8. RELATED PARTY TRANSACTIONS

On January 2, 2018, 1,000 shares of Series A Preferred Stock issued to the Company's President and director, William E. Beifuss, Jr., for services rendered were automatically redeemed at par value of $1 (see Note 3).

See Note 5 for discussion of convertible notes payable to related parties, including multiple lenders who are also shareholders of the Company.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

We received advances under the December 2017 $500,000 CPN of $77,000 on April 9, 2018 and $60,000 on May 7, 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the condensed financial statements and accompanying notes included in this report.

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

Previously, our business was focused on developing a low-cost method to produce graphene. We have completed our development and research efforts around graphene through our sponsored research agreements with the University of California – Santa Barbara and do not see an opportunity to commercialize the findings of the research agreement. We have determined to refocus our efforts to becoming a proximity based data solutions provider to businesses.

On February 9, 2016, we announced a growth-by-acquisition strategy to extend our presence in the information technology market.

We have not yet generated revenues. We currently have negative working capital and received an opinion from our independent auditors on our financial statements that expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through March 31, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our business plan. However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our condensed financial statements and in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018 and December 31, 2017, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASC”) Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at March 31, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
March 31, 2018:
Derivative liabilities	$6,118,046	$-	$-	$6,118,046

Total liabilities measured at fair value	$6,118,046	$-	$-	$6,118,046

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

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

Recently Issued Accounting Pronouncements

See Note 2 to our condensed financial statements for a discussion of recently issued accounting pronouncements.

Results of Operations

General and Administrative Expenses

General and administrative expenses increased by $38,965 to $223,059 in the three months ended March 31, 2018 compared to $184,094 in the three months ended March 31, 2017. The increase in general and administrative expenses in the first quarter of the current year is due primarily to increases in salary, professional and consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $337 and $175 for the three months ended March 31, 2018 and 2017, respectively. Our investment in property and equipment currently is not material to our operations.

Other Income (Expense)

Total other income was $1,895,449 for the three months ended March 31, 2018 and total other expense was $2,440,391 for the three months ended March 31, 2017. The change in total other income (expense) is primarily due to the fluctuation in gain (loss) on change in derivative liabilities.

We reported a gain on change in derivative liabilities of $2,146,358 in the three months ended March 31, 2018 compared to a loss on change in derivative liabilities of $2,235,379 in the three months ended March 31, 2017. We estimate the fair value of the derivatives associated with our convertible notes and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased by $45,880 to $250,909 for the three months ended March 31, 2018 from $205,029 for the three months ended March 31, 2017. The increase in interest expense is the result of additional convertible notes payable in the current fiscal year and the amortization of debt discount for the new convertible debt.

We had no gain or loss on settlement of debt in the three months ended March 31, 2018. The gain on settlement of debt of $17 in the three months ended March 31, 2017 resulted from the conversion of convertible debt into equity.

Net Loss

As a result of the activity discussed above, we had net income of $1,672,053 in the three months ended March 31, 2018 compared to a net loss of $2,624,660 in the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had total current assets of $33,084, including cash of $10,996, and total current liabilities of $7,824,868, resulting in a working capital deficit of $7,791,784. Included in our current liabilities at March 31, 2018 are derivative liabilities totaling $6,118,046, which we do not anticipate will require cash payments to settle.

During the three months ended March 31, 2018, we used net cash of $203,965 in operating activities as a result of our net income of $1,672,053, non-cash expenses totaling $210,599 and increases in accounts payable of $39,446 and accrued expenses of $40,385, offset by non-cash gain of $2,146,358 and increase in prepaid expenses of $20,090.

During the three months ended March 31, 2017, we used net cash of $175,003 in operating activities as a result of our net loss of $2,624,660, non-cash gain of $17 and increase in prepaid expenses of $20,159, partially offset by non-cash expenses totaling $2,421,140 and increases in accounts payable of $30,222 and accrued expenses and other current liabilities of $18,471.

During the three months ended March 31, 2018 and 2017, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the three months ended March 31, 2018 was $191,500, comprised of proceeds from convertible notes payable.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through March 31, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business. However, we cannot assure that we will be successful in these endeavors.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate. After evaluating the Company’s internal controls over financial reporting, the Company’s president and chief financial officer concluded that the internal controls over financial reporting are effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed March 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_________

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 14, 2018.

DIGITAL LOCATIONS, INC.

By:	/s/ Gerard F. Hug
Chief Executive Officer (Principal Executive Officer )

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer (Principal Financial/Accounting Officer)

