Form 10-Q
period 2018-06-30
Digital Locations, Inc.
filed 2018-08-07
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of August 7, 2018 was 38,776,436.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC.
Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$24,031	$23,461
Prepaid expenses	15,392	1,998
Total current assets	39,423	25,459

Property and equipment, net	1,790	2,464

Total assets	$41,213	$27,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$123,886	$112,768
Accrued expenses and other current liabilities	1,749	2,011
Accrued interest, notes payable	241,211	155,070
Derivative liabilities	6,188,481	8,072,904
Convertible notes payable	29,500	29,500
Convertible notes payable, net of discount of $377,760 and $423,219, respectively	1,543,339	1,117,380
Total current liabilities	8,128,166	9,489,633

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A, 0 and1,000 shares issued and outstanding, respectively	-	1
Series B, 16,155 shares issued and outstanding	16	16
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 38,776,436 shares issued and outstanding	38,776	38,776
Additional paid-in capital	20,537,951	20,537,950
Accumulated deficit	(28,663,696)	(30,038,453)
Total stockholders’ deficit	(8,086,953)	(9,461,710)

Total liabilities and stockholders’ deficit	$41,213	$27,923

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	154,332	160,682	377,391	344,776
Research and development	-	32,505	-	32,505
Depreciation and amortization	337	175	674	350

Total operating expenses	154,669	193,362	378,065	377,631

Loss from operations	(154,669)	(193,362)	(378,065)	(377,631)

Other income (expense):
Loss on settlement of debt	-	(43,442)	-	(43,425)
Gain (loss) on change in derivative liabilities	118,565	297,135	2,264,923	(1,938,244)
Interest expense	(261,192)	(217,907)	(512,101)	(422,936)

Total other income (expense)	(142,627)	35,786	1,752,822	(2,404,605)

Income (loss) before income taxes	(297,296)	(157,576)	1,374,757	(2,782,236)

Provision for income taxes	-	-	-	-

Net income (loss)	$(297,296)	$(157,576)	$1,374,757	$(2,782,236)

Net income (loss) per common share:
Basic	$(0.01)	$(0.00)	$0.04	$(0.08)
Diluted	$(0.01)	$(0.00)	$0.00	$(0.08)

Weighted average number of common shares outstanding:
Basic	38,776,436	36,675,123	38,776,436	36,228,654
Diluted	38,776,436	36,675,123	1,224,872,364	36,228,654

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,374,757	$(2,782,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	674	350
Loss on settlement of debt	-	43,425
Amortization of debt discount to interest expense	425,959	378,140
(Gain) loss on change in derivative liabilities	(2,264,923)	1,938,244
Changes in assets and liabilities:
Increase in prepaid expenses	(13,394)	(13,470)
Increase (decrease) in:
Accounts payable	11,118	10,275
Accrued expenses and other current liabilities	85,879	42,238

Net cash used in operating activities	(379,930)	(383,034)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	380,500	395,000
Payments of convertible notes payable	-	(10,417)

Net cash provided by financing activities	380,500	384,583

Net increase in cash	570	1,549
Cash, beginning of period	23,461	39,934

Cash, end of period	$24,031	$41,483

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Notes to Condensed Financial Statements

Six Months Ended June 30, 2018

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on November 14, 2017, the Company changed its name to Digital Locations, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying unaudited condensed financial statements of the Company have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since its inception through June 30, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and continues to pursue funding opportunities. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business plan. However, there can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

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

For the six months ended June 30, 2018, diluted weighted average number of common shares outstanding includes approximately 827,095,928 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon exercise of Series B convertible preferred stock (“Series B Preferred Stock”), but excludes 1,408,750 common shares for exercisable options and 6,000 common shares for exercisable common stock purchase warrants. Since the Company had no dilutive effect of stock options, warrants, convertible notes payable and convertible preferred stock for the three months ended June 30, 2018, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding. Therefore, the Company has excluded 1,408,750 common shares for exercisable options, 6,000 common shares for exercisable common stock purchase warrants, approximately 827,095,928 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months ended June 30, 2018.

Since the Company had no dilutive effect of stock options, warrants, convertible notes payable and convertible preferred stock for the three months and six months ended June 30, 2017, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding. The Company has excluded 1,408,750 common shares for exercisable options, 46,000 common shares for exercisable common stock purchase warrants, approximately 252,747,900 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months and six months ended June 30, 2017.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018 and December 31, 2017, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at June 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
June 30, 2018:
Derivative liabilities	$6,188,481	$-	$-	$6,188,481

Total liabilities measured at fair value	$6,188,481	$-	$-	$6,188,481

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

During the six months ended June 30, 2018, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Total

Derivative liabilities at December 31, 2017	$5,241,762	$2,831,142	$8,072,904
Addition to liabilities for new debt/shares issued	380,500	-	380,500
Change in fair value	(1,547,743)	(717,180)	(2,264,923)

Derivative liabilities at June 30, 2018	$4,074,519	$2,113,962	$6,188,481

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2018 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months and six months ended June 30, 2017 have been reclassified to conform to the presentation for the three months and six months ended June 30, 2018.

3. CAPITAL STOCK

At June 30, 2018, the Company’s authorized stock included 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of June 30, 2018, the Company had 38,776,436 shares of common stock issued and outstanding. During the six months ended June 30, 2018, the Company did not issue any shares of common stock.

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

The shares of the Series A Preferred Stock were automatically redeemed by the Company at their par value in January 2018, 120 days after the effective date of the Series A Certificate

Series B Preferred Stock

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

As of June 30, 2018 and December 31, 2017, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

4. STOCK OPTIONS AND WARRANTS

Stock Options

As of June 30, 2018, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,408,750 shares of common stock to its employees, officers, and consultants. Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months. We recognized no stock-based compensation expense for the three months and six months ended June 30, 2018. As of June 30, 2018, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock option awards as of June 30, 2018, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,408,750	$0.17	2.72	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at June 30, 2018	1,408,750	$0.17	2.23	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0065 as of June 30, 2018, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of June 30, 2018 and December 31, 2017, the Company had 6,000 common stock purchase warrants outstanding with an exercise price of $5.00 per share and expiring in August 2018.

Former Chief Executive Officer Option

On October 12, 2017, Unleashed Future Holdings, LLC, a limited liability company owned by a retirement account of which Mr. Gerard Hug, former chief executive officer and a director of the Company, is a beneficiary, purchased an option for $7,000 to buy up to 7,000 shares of Series B Preferred Stock from the current holder of the Series B Preferred Stock (the “Option”). The exercise price of the Option is $100 per share of Series B Preferred Stock for a total exercise price of $700,000. The Option may be exercised on a cash or a cashless basis. Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock in accordance with the terms and conditions of the Series B Certificate. Unleashed Future Holdings, LLC is eligible to exercise all or part of the Option after the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,000,000, on an annualized basis, as reported in the Company’s quarterly or annual financial statements.

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Services of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two individuals in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at June 30, 2018 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at June 30, 2018 has been extended to December 31, 2018.

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we issued a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at June 30, 2018, matured two years from its effective date, or March 14, 2015, and is currently in default.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of March 31, 2018. In December 2017, we issued the lender 469,041 shares of our common stock in consideration for the conversion of principal of $5,000 and accrued interest of $863, resulting in a principal balance of $22,000 at June 30, 2018.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense as of June 30, 2018.

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $1,644 and the debt discount was fully amortized to interest expense as of June 30, 2018.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $7,233 and the debt discount was fully amortized to interest expense as of June 30, 2018.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $11,178 and the debt discount was fully amortized to interest expense as of June 30, 2018.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $26,548 and the debt discount was fully amortized to interest expense as of June 30, 2018.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $21,041 and the debt discount was fully amortized to interest expense as of June 30, 2018.

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we issued a convertible promissory note in the aggregate principal amount of up to $500,000 (the "June 2017 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from June 2, 2017.

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $25,151 and the debt discount was fully amortized to interest expense as of June 30, 2018.

On July 10, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $39,671, resulting in a remaining debt discount of $2,192 as of June 30, 2018.

On August 11, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $39,671, resulting in a remaining debt discount of $9,206 as of June 30, 2018.

On September 12, 2017, we received proceeds of $85,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $85,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $42,151, resulting in a remaining debt discount of $17,233 as of June 30, 2018.

On October 13, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $38,589, resulting in a remaining debt discount of $23,014 as of June 30, 2018.

On November 8, 2017, we received proceeds of $75,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $75,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $35,740, resulting in a remaining debt discount of $26,918 as of June 30, 2018.

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

On December 14, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $28,589, resulting in a remaining debt discount of $27,452 as of June 30, 2018.

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $32,603, resulting in a remaining debt discount of $37,397 as of June 30, 2018.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $23,507, resulting in a remaining debt discount of $36,493 as of June 30, 2018.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $17,178, resulting in a remaining debt discount of $37,822 as of June 30, 2018.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $1,923, resulting in a remaining debt discount of $4,577 as of June 30, 2018.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $17,299, resulting in a remaining debt discount of $59,701 as of June 30, 2018.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $11,392, resulting in a remaining debt discount of $48,608 as of June 30, 2018.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $4,852, resulting in a remaining debt discount of $47,148 as of June 30, 2018.

We reported no gain or loss on settlement of debt during the three months and six months ended June 30, 2018. The total loss on settlement of debt, including conversions to common stock, was $43,442 and $43,425 for the three months and six months ended June 30, 2017, respectively.

6. DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. We estimate the fair value of derivative liabilities associated with our convertible notes payable and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes.

The significant assumptions used in the valuation of the derivative liabilities at June 30, 2018 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0065
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	220.0–239.0%

The value of the derivative liabilities associated with our convertible notes payable was estimated at $4,074,519 and $5,241,762 at June 30, 2018 and December 31, 2017, respectively. The value of the derivative liabilities associated with our Series B Preferred Stock was estimated at $2,113,962 and $2,831,142 at June 30, 2018 and December 31, 2017, respectively..

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2018 and 2017, the Company paid no amounts for income taxes.

During the six months ended June 30, 2018 and 2017, the Company paid $0 and $1,328 for interest, respectively.

During the six months ended June 30, 2018, the Company had the following non-cash investing and financing activities:

•	The Company increased debt discount and derivative liabilities by $380,500 for the issuance of new convertible debt.

•	The Company decreased Series A Preferred Stock and increased additional paid-in capital by $1 for the redemption of 1,000 shares of Series A Preferred Stock.

During the six months ended June 30, 2017, the Company had the following non-cash investing and financing activities:

•	The Company issued a total of 1,496,499 shares of common stock for the conversion of $5,000 in convertible notes payable, plus $1,734 of accrued interest payable, increasing common stock by $1,496, increasing additional paid-in capital by $52,527, decreasing derivative liabilities by $47,306 and recording a loss on settlement of debt of $43,425.

•	The Company increased debt discount and derivative liabilities by $395,000 for the issuance of new convertible debt.

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

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent Borrowings

We received an advance under the December 14, 2017 $500,000 CPN of $35,000 in July 2018.

Extension of Maturity Date of Convertible Promissory Notes

Subsequent to June 30, 2018, the maturity date of the June 2, 2017 $500,000 CPN was extended by the lender, with the note payable upon demand, but in no event later than 60 months from June 2, 2017. See Note 5.

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

OVERVIEW

Digital Locations is a development stage provider of proximity based data solutions that help businesses better understand and interact with consumers in various physical locations. We hope to enable solutions that serve as a “bridge” between the physical and digital worlds, connecting people to place. By helping businesses transform their locations into smart venues, they can drastically improve their in-venue mobile experience. In addition, we help businesses identify, segment and activate their most socially influential customers at events, conferences or business locations, leading to increased brand loyalty, engagement, message amplification and revenue. Whether the locations are airports, sports venues, movie theaters, or political rallies, we enable smart interaction and data collection.

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

On June 8, 2018, Gerard F. Hug, chief executive officer and a director of Digital Locations, Inc. (the “Company”), notified the Company of his resignation from his positions as the Company’s chief executive officer and member of the board of directors, effective immediately. Mr. Hug’s resignation was not due to any disagreement related to the Company’s operations, policies or practices, financial status or financial statements.

Effective June 9, 2018, William E. Beifuss, Jr., the Company’s President and Acting Chief Financial Officer will serve as Interim Chief Executive Officer of the Company.

We have not yet generated revenues. We currently have negative working capital and received an opinion from our independent auditors on our financial statements for the fiscal year ended December 31, 2017 that expressed substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital.  Since our inception through June 30, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking funding opportunities. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our business plan.  However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018 and December 31, 2017, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at June 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
June 30, 2018:
Derivative liabilities	$6,188,481	$-	$-	$6,188,481

Total liabilities measured at fair value	$6,188,481	$-	$-	$6,188,481

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

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

Results of Operations

General and Administrative Expenses

General and administrative expenses decreased by $6,350 to $154,332 in the three months ended June 30, 2018 compared to $160,682 in the three months ended June 30, 2017. The decrease in general and administrative expenses in the second quarter of the current year is due primarily to a decrease in salaries as a result of an officer resignation in June 2018.

General and administrative expenses increased by $32,615 to $377,391 in the six months ended June 30, 2018 compared to $344,776 in the six months ended June 30, 2017. The increase in general and administrative expenses in the first six months of the current year is due primarily to increases in salary, professional and consulting fees.

Research and Development Expenses

Research and development expenses were $32,505 in the three months and six months ended June 30, 2017 and related to our third sponsored research agreement with University of California – Santa Barbara (“UCSB”). As discussed above, we have completed our development and research efforts around graphene through our sponsored research agreements with UCSB. As a result, we reported no research and development expenses in the three months and six months ended June 30, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense was $337 and $175 for the three months ended June 30, 2018 and 2017, respectively, and $674 and $350 for the six months ended June 30, 2018 and 2017, respectively. Our investment in property and equipment currently is not material to our operations.

Other Income (Expense)

Total other expense was $142,627 for the three months ended June 30, 2018 and total other income was $35,786 for the three months ended June 30, 2017. Total other income was $1,752,822 for the six months ended June 30, 2018 and total other expense was $2,404,605 for the six months ended June 30, 2017. The change in total other income (expense) in each respective period is primarily due to the fluctuation in gain (loss) on change in derivative liabilities.

We had no gain or loss on settlement of debt in the three months and six months ended June 30, 2018. We reported a loss on settlement of debt of $43,442 and $43,425 in the three months and six months ended June 30, 2017, respectively, resulting from the conversion of convertible debt into equity.

We reported a gain on change in derivative liabilities of $118,565 in the three months ended June 30, 2018 compared to a gain on change in derivative liabilities of $297,135 in the three months ended June 30, 2017. We reported a gain on change in derivative liabilities of $2,264,923 in the six months ended June 30, 2018 compared to a loss on change in derivative liabilities of $1,938,244 in the six months ended June 30, 2017. We estimate the fair value of the derivatives associated with our convertible notes and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased by $43,285 to $261,192 for the three months ended June 30, 2018 from $217,907 for the three months ended June 30, 2017. Our interest expense increased by $89,165 to $512,101 for the six months ended June 30, 2018 from $422,936 for the six months ended June 30, 2017. The increase in interest expense is the result of additional convertible notes payable in the current fiscal year and the amortization of debt discount for the new convertible debt.

Net Income (Loss)

As a result of the activity discussed above, we reported a net loss of $297,296 and $157,576 in the three months ended June 30, 2018 and 2017, respectively, and net income of $1,374,757 in the six months ended June 30, 2018 and a net loss of $2,782,236 in the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $39,423, including cash of $24,031, and total current liabilities of $8,128,166, resulting in a working capital deficit of $8,088,743. Included in our current liabilities at June 30, 2018 are derivative liabilities totaling $6,188,481, which we do not anticipate will require cash payments to settle.

During the six months ended June 30, 2018, we used net cash of $379,930 in operating activities as a result of our net income of $1,374,757, non-cash expenses totaling $426,633 and increases in accounts payable of $11,118 and accrued expenses of $85,879, offset by non-cash gain of $2,264,923 and increase in prepaid expenses of $13,394.

During the six months ended June 30, 2017, we used net cash of $383,034 in operating activities as a result of our net loss of $2,782,236, and increase in prepaid expenses of $13,470, partially offset by non-cash expenses totaling $2,360,159 and increases in accounts payable of $10,275 and accrued expenses and other current liabilities of $42,238.

During the six months ended June 30, 2018 and 2017, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the six months ended June 30, 2018 was $380,500, comprised of proceeds from convertible notes payable.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through June 30, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and continues to pursue funding opportunities. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business plan. However, there can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

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

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed on March 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*

Certification of the Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Interim Chief Executive Officer and Interim Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

______

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 7, 2018.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Interim Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

