Form 10-Q
period 2018-09-30
Digital Locations, Inc.
filed 2018-11-13
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2018 was 39,674,732.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC.
Condensed Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)

Current assets:
Cash	$25,898	$23,461
Prepaid expenses	8,696	1,998
Total current assets	34,594	25,459

Property and equipment, net	1,453	2,464

Total assets	$36,047	$27,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$116,758	$112,768
Accrued expenses and other current liabilities	2,102	2,011
Accrued interest, notes payable	290,622	155,070
Derivative liabilities	6,524,132	8,072,904
Convertible notes payable	29,500	29,500
Convertible notes payable, net of discount of $289,575 and $423,219, respectively	1,731,524	1,117,380
Total current liabilities	8,694,638	9,489,633

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A, 0 and 1,000 shares issued and outstanding, respectively	-	1
Series B, 16,155 shares issued and outstanding	16	16
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 38,776,436 shares issued and outstanding	38,776	38,776
Additional paid-in capital	20,537,951	20,537,950
Accumulated deficit	(29,235,334)	(30,038,453)
Total stockholders’ deficit	(8,658,591)	(9,461,710)

Total liabilities and stockholders’ deficit	$36,047	$27,923

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	98,055	228,234	475,446	573,010
Research and development	-	32,504	-	65,009
Depreciation and amortization	337	149	1,011	499

Total operating expenses	98,392	260,887	476,457	638,518

Loss from operations	(98,392)	(260,887)	(476,457)	(638,518)

Other income (expense):
Other income	-	2,500	-	2,500
Gain (loss) on settlement of debt	-	14,054	-	(29,371)
Gain (loss) on change in derivative liabilities	(235,651)	(9,820,930)	2,029,272	(11,759,174)
Interest expense	(237,595)	(224,313)	(749,696)	(647,249)

Total other income (expense)	(473,246)	(10,028,689)	1,279,576	(12,433,294)

Income (loss) before income taxes	(571,638)	(10,289,576)	803,119	(13,071,812)

Provision for income taxes	-	-	-	-

Net income (loss)	$(571,638)	$(10,289,576)	$803,119	$(13,071,812)

Net income (loss) per common share:
Basic	$(0.01)	$(0.28)	$0.02	$(0.36)
Diluted	$(0.01)	$(0.28)	$0.02	$(0.36)

Weighted average number of common shares outstanding:
Basic	38,776,436	36,768,082	38,776,436	36,410,439
Diluted	38,776,436	36,768,082	38,776,436	36,410,439

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$803,119	$(13,071,812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,011	499
Loss on settlement of debt	-	29,371
Amortization of debt discount to interest expense	614,144	571,556
(Gain) loss on change in derivative liabilities	(2,029,272)	11,759,174
Preferred stock issued for services	-	1
Changes in assets and liabilities:
Increase in prepaid expenses	(6,698)	(6,781)
Increase in:
Accounts payable	3,990	9,211
Accrued expenses and other current liabilities	135,643	71,326

Net cash used in operating activities	(478,063)	(637,455)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	480,500	640,000
Payments of convertible notes payable	-	(10,417)

Net cash provided by financing activities	480,500	629,583

Net increase (decrease) in cash	2,437	(7,872)
Cash, beginning of period	23,461	39,934

Cash, end of period	$25,898	$32,062

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2018

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on November 14, 2017, the Company changed its name to Digital Locations, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying unaudited condensed financial statements of the Company have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since its inception through September 30, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and continues to pursue funding opportunities. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business plan. However, there can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

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

Since the Company had no dilutive effect of stock options, warrants, convertible notes payable and convertible preferred stock for the three months and nine months ended September 30, 2018, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding. The Company has excluded 1,406,250 common shares for exercisable options, approximately 819,763,230 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months and nine months ended September 30, 2018.

Since the Company had no dilutive effect of stock options, warrants, convertible notes payable and convertible preferred stock for the three months and nine months ended September 30, 2017, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding. The Company has excluded 1,408,750 common shares for exercisable options, 6,000 common shares for exercisable common stock purchase warrants, approximately 229,567,000 common shares issuable upon exercise of convertible notes payable and approximately 359,000,000 common shares issuable upon the conversion of outstanding shares of Series B preferred stock for the three months and nine months ended September 30, 2017.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018 and December 31, 2017, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at September 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
September 30, 2018:
Derivative liabilities	$6,524,132	$-	$-	$6,524,132

Total liabilities measured at fair value	$6,524,132	$-	$-	$6,524,132

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

During the nine months ended September 30, 2018, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Total

Derivative liabilities at December 31, 2017	$5,241,762	$2,831,142	$8,072,904
Addition to liabilities for new debt/shares issued	480,500	-	480,500
Change in fair value	(1,257,529)	(771,743)	(2,029,272)

Derivative liabilities at September 30, 2018	$4,464,733	$2,059,399	$6,524,132

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the nine months ended September 30, 2018 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months and nine months ended September 30, 2017 have been reclassified to conform to the presentation for the three months and nine months ended September 30, 2018.

3. CAPITAL STOCK

At September 30, 2018, the Company’s authorized stock included 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of September 30, 2018, the Company had 38,776,436 shares of common stock issued and outstanding. During the nine months ended September 30, 2018, the Company did not issue any shares of common stock.

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

As of September 30, 2018 and December 31, 2017, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

4. STOCK OPTIONS AND WARRANTS

Stock Options

As of September 30, 2018, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 1,408,750 shares of common stock to its employees, officers, and consultants. Stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests, which is generally 25 months. We recognized no stock-based compensation expense for the three months and nine months ended September 30, 2018. As of September 30, 2018, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock option awards as of September 30, 2018, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,408,750	$0.17	2.72	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(2,500)	$-

Outstanding and exercisable at September 30, 2018	1,406,250	$0.11	1.98	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0079 as of September 30, 2018, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Warrants

As of September 30, 2018, the Company had no common stock purchase warrants outstanding.

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

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Services of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two individuals in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at September 30, 2018 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at September 30, 2018 has been extended to December 31, 2018.

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we issued a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at September 30, 2018, matured two years from its effective date, or March 14, 2015, and is currently in default.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. In December 2017, we issued the lender 469,041 shares of our common stock in consideration for the conversion of principal of $5,000 and accrued interest of $863, resulting in a principal balance of $22,000 at September 30, 2018.

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

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $1,644 and the debt discount was fully amortized to interest expense.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $7,233 and the debt discount was fully amortized to interest expense.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $11,178 and the debt discount was fully amortized to interest expense.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $26,548 and the debt discount was fully amortized to interest expense.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $21,041 and the debt discount was fully amortized to interest expense.

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

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $25,151 and the debt discount was fully amortized to interest expense.

On July 10, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $41,863 and the debt discount was fully amortized to interest expense.

On August 11, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $48,877 and the debt discount was fully amortized to interest expense.

On September 12, 2017, we received proceeds of $85,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $85,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $59,384 and the debt discount was fully amortized to interest expense.

On October 13, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $58,753, resulting in a remaining debt discount of $2,849 as of September 30, 2018.

On November 8, 2017, we received proceeds of $75,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $75,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $54,644, resulting in a remaining debt discount of $8,014 as of September 30, 2018.

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

On December 14, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $43,712, resulting in a remaining debt discount of $12,329 as of September 30, 2018.

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $50,247, resulting in a remaining debt discount of $19,753 as of September 30, 2018.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $38,630, resulting in a remaining debt discount of $21,370 as of September 30, 2018.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $31,041, resulting in a remaining debt discount of $23,959 as of September 30, 2018.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $3,562, resulting in a remaining debt discount of $2,938 as of September 30, 2018.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN.  We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $24,000, resulting in a remaining debt discount of $36,000 as of September 30, 2018.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $30,800, resulting in a remaining debt discount of $29,200 as of September 30, 2018.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN.  We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $16,384, resulting in a remaining debt discount of $35,616 as of September 30, 2018.

On July 10, 2018, we received proceeds of $35,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $7,863, resulting in a remaining debt discount of $27,137 as of September 30, 2018.

On August 16, 2018, we received proceeds of $24,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $24,500 related to the conversion feature of the note, along with a derivative liability at inception.  During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $3,020, resulting in a remaining debt discount of $21,480 as of September 30, 2018.

August 2018 Convertible Promissory Note – $500,000

On August 17, 2018, we issued a convertible promissory note in the aggregate principal amount of up to $500,000 (the "August 2018 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.01; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On August 17, 2018, we received proceeds of $10,500 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $1,266, resulting in a remaining debt discount of $9,234 as of September 30, 2018.

On September 13, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2018, amortization of debt discount was recorded to interest expense in the amount of $1,397, resulting in a remaining debt discount of $28,603 as of September 30, 2018.

We reported no gain or loss on settlement of debt, including conversions to common stock, during the three months and nine months ended September 30, 2018. We reported a gain on settlement of debt of $14,054 for the three months ended September 30, 2017 and a loss on settlement of debt of $29,371 during the nine months ended September 30, 2017.

6. DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. We estimate the fair value of derivative liabilities associated with our convertible notes payable and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes.

The significant assumptions used in the valuation of the derivative liabilities at September 30, 2018 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0079
Conversion price	$0.0045
Years to maturity	15.0
Expected volatility	230.0–271.0%

The value of the derivative liabilities associated with our convertible notes payable was estimated at $4,464,733 and $5,241,762 at September 30, 2018 and December 31, 2017, respectively. The value of the derivative liabilities associated with our Series B Preferred Stock was estimated at $2,059,399 and $2,831,142 at September 30, 2018 and December 31, 2017, respectively.

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

7. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2018 and 2017, the Company paid no amounts for income taxes.

During the nine months ended September 30, 2018 and 2017, the Company paid $0 and $1,328 for interest, respectively.

During the nine months ended September 30, 2018, the Company had the following non-cash investing and financing activities:

•	The Company increased debt discount and derivative liabilities by $480,500 for the issuance of new convertible debt.

•	The Company decreased Series A Preferred Stock and increased additional paid-in capital by $1 for the redemption of 1,000 shares of Series A Preferred Stock.

During the nine months ended September 30, 2017, the Company had the following non-cash investing and financing activities:

•	The Company issued a total of 2,565,527 shares of common stock for the conversion of $24,000 in convertible notes payable, plus $4,649 of accrued interest payable, increasing common stock by $2,565, increasing additional paid-in capital by $105,123, decreasing derivative liabilities by $49,668 and recording a loss on settlement of debt of $29,371.

•	The Company increased debt discount and derivative liabilities by $640,000 for the issuance of new convertible debt.

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

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent Borrowings

We received two advances under the August 2018 $500,000 CPN totaling $37,000 in October 2018 and an advance of $25,000 in November 2018.

Debt Conversion

Effective November 7, 2018, the Company issued 898,296 shares of its common stock at fair value in consideration for the conversion of $1,065 principal of a convertible promissory note and accrued interest payable of $282.

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

We have not yet generated revenues. We currently have negative working capital and received an opinion from our independent auditors on our financial statements for the fiscal year ended December 31, 2017 that expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through the date of this report, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking funding opportunities. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our business plan. However, there can be no assurance that such financing will be available upon terms that are acceptable to us, if at all.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018 and December 31, 2017, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at September 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
September 30, 2018:
Derivative liabilities	$6,524,132	$-	$-	$6,524,132

Total liabilities measured at fair value	$6,524,132	$-	$-	$6,524,132

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

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

Results of Operations

Three Months and Nine Months Ended September 30, 2018 Compared to the Three Months and Nine Months Ended September 30, 2017

General and Administrative Expenses

General and administrative expenses decreased by $130,179 to $98,055 in the three months ended September 30, 2018 compared to $228,234 in the three months ended September 30, 2017. The decrease in general and administrative expenses in the third quarter of the current year is due primarily to a decrease in salaries as a result of an officer resignation in June 2018 and a decrease in consulting fees.

General and administrative expenses decreased by $97,564 to $475,446 in the nine months ended September 30, 2018 compared to $573,010 in the nine months ended September 30, 2017. The decrease in general and administrative expenses on a year-to-date basis in the current year is due primarily to a decrease in salaries as a result of an officer resignation in June 2018 and a decrease in consulting fees.

Research and Development Expenses

Research and development expenses were $32,504 and $65,009 in the three months and nine months ended September 30, 2017, respectively, and related to our third sponsored research agreement with University of California – Santa Barbara (“UCSB”). As discussed above, we have completed our development and research efforts around graphene through our sponsored research agreements with UCSB. As a result, we reported no research and development expenses in the three months and nine months ended September 30, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense was $337 and $149 for the three months ended September 30, 2018 and 2017, respectively, and $1,011 and $499 for the nine months ended September 30, 2018 and 2017, respectively. Our investment in property and equipment currently is not material to our operations.

Other Income (Expense)

Total other expense was $473,246 and $10,028,689 for the three months ended September 30, 2018 and 2017, respectively. Total other income was $1,279,576 for the nine months ended September 30, 2018 and total other expense was $12,433,294 for the nine months ended September 30, 2017. The change in total other income (expense) in each respective period is primarily due to the fluctuation in gain (loss) on change in derivative liabilities.

We had no other income in the three months and nine months ended September 30, 2018. We had other income of $2,500 in the three months and nine months ended September 30, 2017.

We had no gain or loss on settlement of debt in the three months and nine months ended September 30, 2018. We reported a gain on settlement of debt of $14,054 in the three months ended September 30, 2017 and a loss on settlement of debt of $29,371 in the nine months ended September 30, 2017, resulting from the conversion of convertible debt into equity.

We reported a loss on change in derivative liabilities of $235,651 and $9,820,930 in the three months ended September 30, 2018 and 2017, respectively. We reported a gain on change in derivative liabilities of $2,029,272 in the nine months ended September 30, 2018 compared to a loss on change in derivative liabilities of $11,759,174 in the nine months ended September 30, 2017. We estimate the fair value of the derivatives associated with our convertible notes and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased by $13,282 to $237,595 for the three months ended September 30, 2018 from $224,313 for the three months ended September 30, 2017. Our interest expense increased by $102,447 to $749,696 for the nine months ended September 30, 2018 from $647,249 for the nine months ended September 30, 2017. The increase in interest expense is the result of additional convertible notes payable in the current fiscal year and the amortization of debt discount for the new convertible debt.

Net Income (Loss)

As a result of the activity discussed above, we reported a net loss of $571,638 and $10,289,576 in the three months ended September 30, 2018 and 2017, respectively, and net income of $803,119 in the nine months ended September 30, 2018 and a net loss of $13,071,812 in the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $34,594, including cash of $25,898, and total current liabilities of $8,694,638, resulting in a working capital deficit of $8,660,044. Included in our current liabilities at September 30, 2018 are derivative liabilities totaling $6,524,132, which we do not anticipate will require cash payments to settle.

During the nine months ended September 30, 2018, we used net cash of $478,063 in operating activities as a result of our net income of $803,119, non-cash expenses totaling $615,155 and increases in accounts payable of $3,990 and accrued expenses of $135,643, offset by non-cash gain of $2,029,272 and increase in prepaid expenses of $6,698.

During the nine months ended September 30, 2017, we used net cash of $637,455 in operating activities as a result of our net loss of $13,071,812, and increase in prepaid expenses of $6,781, partially offset by non-cash expenses totaling $12,360,601 and increases in accounts payable of $9,211 and accrued expenses and other current liabilities of $71,326.

During the nine months ended September 30, 2018 and 2017, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $480,500, comprised of proceeds from convertible notes payable.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $629,583, comprised of proceeds from convertible notes payable of $640,000, partially offset by repayment of convertible notes payable of $10,417.

Although most recently, proceeds received from the issuance of debt are sufficient to fund our current operating expenses, we will need to raise additional funds in the future to continue our operations and emerge from the development stage. Therefore, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the challenges faced by smaller companies whose securities are not listed on an exchange to access the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate any revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. Since our inception through September 30, 2018, the Company has obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and continues to pursue funding opportunities. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business plan. However, there can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Acting Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Interim Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2018.

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

_____

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 13, 2018.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Interim Chief Executive Officer (Principal Executive Officer ) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

