Form 10-K
period 2018-12-31
Digital Locations, Inc.
filed 2019-04-01
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC Markets, LLC on June 30, 2018 was $251,020.

The number of shares of registrant’s common stock outstanding, as of April 1, 2019 was 42,726,200.

PART I

ITEM 1. BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Digital Locations,” the “Company,” “we,” “us,” or “our” refer to Digital Locations, Inc.

Overview

We are the developer of an open-source content management system (“CMS”) software, called ExpressionEngine, with an early stage development effort to use artificial intelligence (“AI”) to create highly personalized digital content and online experiences.

Today, there are more than 7.6 billion people in the world, of whom more than 4.1 billion are Internet users. No two are exactly alike. By combining AI technologies, such as machine learning and big data analytics, we intend to allow websites, mobile apps, email and other forms of digital communication to dynamically deliver personalized content that is relevant, engaging and motivates the user to action. From the automatic selection of colors and content to a completely personalized look and feel, we intend to allow website owners and marketers to create digital experiences that foster deep and personal connections with their users. This is all part of our bigger vision to ultimately use artificial intelligence to create complete original content that is personalized for everyone. We believe that AI generated content, including literature, music, textbooks, videos and websites, can be more personal, more relatable and more understandable.

Previously, our business focused on the development of proximity marketing solutions. In November of 2018, we completed the acquisition of EllisLab, Inc. the creator of ExpressionEngine, and redirected our business to the content management space for revenue and growth. ExpressionEngine is a commercial-grade CMS that has powered presidential campaign websites, such as Barack Obama in 2008 and Donald Trump in 2016, as well other websites from global companies such as Starbucks, Disney and Nike. In the November 2018 acquisition, EllisLab, Inc. was merged into EllisLab Corp, a wholly owned subsidiary of Digital Locations, Inc. with EllisLab Corp as the surviving entity. This acquisition was an important first step to help us achieve our vision of AI-powered content personalization.

Recently, we transformed ExpressionEngine into a free and open source software platform (FOSS), following in the footsteps of RedHat, WordPress and other successful open source platforms. Doing so will allow us to quickly increase the user base of ExpressionEngine. From this community we intend to collaborate, distill, and develop our AI-based content personalization products and services.

In changing to a FOSS model, we no longer derive our revenue from software sales, but rather from complementary services and premium add-ons to the ExpressionEngine platform and community. We are currently executing a plan to achieve profitability with these new products and services.

Market Opportunity

In an increasingly online world, competitors are only one click away. Therefore, businesses need better ways to differentiate themselves from their competitors. Building more personal relationships with their existing and prospective customers is crucial for success. Marketers generally agree that personalized content is the best way to achieve that goal.

Content personalization is the ability to create a unique online experience based on the needs, preferences and interests of the user. Previous generations of personalization technology are primarily rule-based, such as “if this then show that content” type of rule. However, with 4.1 billion worldwide Internet users expecting to be treated as individuals, the number of rules required for effective personalization is astronomical and nearly impossible to implement. We believe that AI techniques such as machine learning and big data analytics can process large quantities of data and variables to generate highly adaptive and personalized content specific to individual users, all in real-time.

According to various market research firms, there is a definite need for personalized content:

•	91% of consumers are more likely to shop with brands that recognize, remember, and provide relevant offers and recommendations. (Accenture)

•	83% of consumers are willing to share their data to enable a personalized experience. (Accenture)

•	60% of marketers struggle to personalize content in real time, yet 77% believe real-time personalization is crucial. (Adobe, Inc.)

•	59% of shoppers who have experienced personalization believe it has a noticeable influence on purchasing. (Infosys Limited)

•	83% lower response rate in marketing campaigns if content is not relevant. (Monetate)

There are many ways to provide personalized contents, and AI is one of the more exciting new ways. The Boston Consulting Group, in a 2018 research report, predicts that over the next five years in three sectors alone—retail, health care, and financial services—personalization will push a revenue shift of some $800 billion to the 15% of companies that get it right. We believe that AI-based personalization will help companies “get it right.”

TechNavio, in its 2018 research report, predicts that artificial intelligence-based personalization market will witness considerable growth during the period 2018-2022, with a compounded annual growth rate of 13%. The website personalization application segment, a near term market opportunity that we are focused on, will account for the highest growth in the AI-based personalization market. Other growing markets for AI-based personalization are display ads, social media, and e-mail.

Competition

For 15 years, ExpressionEngine enjoyed success as a popular CMS. The market for commercial web applications, however, has increasingly lost ground to open source, which today commands over 85% of the market. For example the most popular open source CMS is WordPress, which dominates nearly 60% marketshare. Other competitors such as such Drupal and Joomla also have larger marketshare than ExpressionEngine. However, our current goal with the free and open source ExpressionEngine is not to topple any of the existing free and open source platforms. Our plan is to systematically increase the user community of ExpressionEngine into a foundational revenue and profitable business line, and provide us with a platform and community to develop and roll out our AI personalization technology.

Our AI personalization platform will be designed as an add-on module for most popular CMS platforms such as WordPress or Drupal, in addition to ExpressionEngine. Therefore we will not compete with the big CMS players, but rather partner and complement them. The market for personalization technology and platforms, however, is wide and very competitive with players of various sizes and market focus. For example, for personalization integrated with web analytics, there are strong offerings such as, Adobe Target, IBM Coremetrics, and Google Optimizer 360. Personalization feature as a part of a CMS has competitors such as Episerver, Sitecore, Kentico and others. For digital marketing automation and website personalization, there is Evergage, BrightInfo, Idio, Sitespect, and others. Companies such as LogicHop, which provides personalization for WordPress websites, can be viewed as our near term competitors.

As we make progress in the development of our AI personalization technology, we will take into consideration various competitive solutions and features to create a uniquely compelling product. We will also consider acquisition of smaller players to bolster our presence in the personalization marketplace.

Corporate History

Digital Locations, Inc. was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

On November 30, 2018, the Company entered into an Agreement and Plan of Merger with the EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc. The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. (“EllisLab”) became the surviving company. EllisLab now operates as a private, wholly-owned subsidiary of the Company.

Intellectual Property

We have filed numerous patent applications with the United States Patent and Trademark Office (“USPTO”) in the course of our business history. However, patent applications that are not related to the current business focus of CMS and AI personalization have all been abandoned and we currently do not have any outstanding patent applications.

Employees

As of the date of this report, we have 6 full-time employees, which are comprised of full-time employees at EllisLab Corp. and one part-time employee at Digital Locations, Inc. We have arrangements with various independent contractors and consultants to meet additional needs, including management, accounting, investor relations, research and development and other administrative functions.

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

Our strategy is to grow through the acquisition of other public or private operating companies engaged in the businesses related to artificial intelligence and machine learning. While we will endeavor to acquire companies that are profitable and accretive, there is no assurance that any of our business acquisitions will be economically successful or perform as expected. We may acquire businesses that incur unexpected losses, or may not integrate well with the Company. We may not realize profits on our business acquisitions for a number of reasons, including but not limited to paying higher than fair value, unexpected operating deficits, change in the market, loss of customers, reduced demand, loss of management and other causes.

Factors which may affect our ability to grown successfully through acquisitions include:

•	inability to obtain financing;

•	difficulties and expenses in connection with integrating the entities that we have acquired and achieving the expected benefits;

•	diversion of management’s attention from current operations;

•	the possibility that we may be adversely affected by risk factors facing the entities that we have acquired;

•	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our Common Stock to the stockholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

•	potential losses resulting from undiscovered liabilities of the entities that we have acquired not covered by the indemnification we may obtain from the seller and loss of key employees of the entities that we have acquired.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2018, we incurred an aggregate net loss, and had an accumulated deficit, of $38,207,267. For the years ended December 31, 2018 and 2017, we incurred net losses of $8,168,814 and $2,388,454, respectively. Our losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our technology, if feasible. We believe we will require significant funding to make this transition, if full-scale development is commercially justified. If we do make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

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

We may fail to realize any or all of the anticipated benefits of the EllisLab merger, and those benefits may take longer to realize than expected.

The benefits of the merger may not be realized as expected and may not be achieved within the anticipated timeframe, or at all. Failure to achieve the anticipated benefits of the merger could adversely impact the Company’s results of operations or cash flows, cause dilution to the earnings per share of the Company, decrease or delay the expected benefits of the merger and negatively affect the price of our common stock.

Failure to effectively attract, retain and motivate key employees could diminish the anticipated benefits of the merger.

The success of the merger will depend in part on the attraction, retention and motivation of personnel critical to the new business and new operations of the surviving company due to, for example, their technical skills or industry and management expertise. Competition for personnel with expertise in CMS and AI operations in fierce, and if the combined company is unable to attract, retain and motivate personnel that are critical to the successful integration and future operations of the Company, we may face disruption operations, loss of customers, key information, expertise or know-how and unanticipated recruiting and training costs. In addition, loss of key personnel could diminish the anticipated benefits of the merger.

The AI Market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our new business.

The AI market is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of AI solutions is still relatively new, and customers may not recognize the need for, or benefits of, AI platforms and products, which may prompt them to cease use of our proposed AI offerings or decide to adopt alternative products and services to satisfy their cognitive computing search and analytics requirements. Our ability to access and expand the market that our AI offerings is designed to address depends upon a number of factors, including the cost, performance and perceived value of our offerings. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions in each of the markets we are competing in, or are planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. The market for our solutions, or for AI or machine learning in general, may fail to grow significantly or be unable to meet the level of growth we expect. As a result, we may experience lower-than-expected demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If the market for AI-based solutions does not experience significant growth, or if demand for our offerings does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

If we are not able to use and protect our intellectual property domestically and internationally, it could have a material adverse effect on our business.

Our ability to compete depends, in part, on our ability to use intellectual property internationally. We rely on a combination of patents, copyright, trade secrets and confidentiality, trademarks and licenses to protect our intellectual property. There is limited protection under patent law to protect the source codes we developed or acquired on our platform. The copyright and know-how protection may not be sufficient. Our granted patents and pending patent applications may be challenged. We are also subject to the risks of claims and litigation alleging infringement of the intellectual property rights of others. The telecommunications industry is subject to frequent litigation regarding patent and other intellectual property rights. We rely upon certain technology, including hardware and software, licensed from third parties. The technology licensed by us may not continue to provide competitive features and functionality. Licenses for technology currently used by us or other technology that we may seek to license in the future may not be available to us on commercially reasonable terms or at all.

RISKS RELATED TO OUR COMMON STOCK

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

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of preferred stock, of which 1,000 shares have been designated as Series A Preferred Stock, 30,000 shares have been designated as Series B Preferred Stock and 36,000 shares have been designated as Series C Preferred Stock. As of April 1, 2019, there are no shares of Series A Preferred Stock, 16,155 shares of Series B Preferred Stock and 36,000 shares of Series C Preferred Stock issued and outstanding. We can issue additional shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 42,726,200 shares of our common stock outstanding as of April 1, 2019, approximately 42,689,572 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

We have certain convertible securities issued and outstanding which were issued in the EllisLab merger.

In connection with the merger of EllisLab with and into the Company, we issued an aggregate of 36,000 shares of the Company’s Series C Preferred Stock. Each share of Series C Preferred Stock has a stated face value of One Hundred Dollars ($100.00) and is convertible, at a conversion price per share of $0.005 (the “Conversion Price”), subject to certain customary adjustments, into 20,000 shares of the Company’s common stock. Upon the terms and subject to the conditions of the Agreement and Plan of Merger, together with the ancillary documents entered into together with the Agreement and Plan of Merger, and in accord with the terms of the Certificate of Designation of Series C Convertible Preferred Stock (the “Series C Certificate”) of Digital Locations, Inc., the Company may be required to issue an aggregate of 7,200,000,000 shares of common stock, subject to adjustment as described in the Series C Certificate. Upon conversion, this issuance may have a significant dilutive effect on the value of shares of common stock held by the Company’s existing stockholders.

ITEM 2. PROPERTIES.

Our principal office is located at 3700 State Street, Suite 350, Santa Barbara, California 93105. On September 5, 2017, we entered into a sublease for office space with base rent of $1,000 per month on a month-to-month basis.

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

Fiscal Year 2018	High	Low
First Quarter	$0.025	$0.0066
Second Quarter	0.035	0.005
Third Quarter	0.010	0.0037
Fourth Quarter	0.0474	0.003

Fiscal Year 2017	High	Low
First Quarter	$0.040	$0.024
Second Quarter	0.040	0.020
Third Quarter	0.100	0.028
Fourth Quarter	0.040	0.007

As of April 1, 2019, there were 88 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of April 1, 2019, our common stock was held by 88 stockholders of record, and we had 42,726,200 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, New Jersey 07601.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance from inception (April 24, 2006) through December 31, 2018.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	141,406,250	$0.006	0

Total	141,406,250	$0.006	0

(1) Consists of options to purchase a total of 141,406,250 common shares.

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

Current Overview

On November 30, 2018, the Company entered into an Agreement and Plan of Merger with the EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc. The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. (“EllisLab”) became the surviving company. EllisLab is the developer of an open-source CMS software, called ExpressionEngine, with an early stage development effort to use AI in the creation of highly personalized digital content and online experiences.

Recently, we transformed ExpressionEngine into a free and open source software platform (FOSS), following in the footsteps of RedHat, WordPress and other successful open source platforms. Doing so will allow us to quickly increase the user base of ExpressionEngine. From this community we intend to collaborate, distill, and develop our AI-based content personalization products and services.

In changing to a FOSS model, we no longer derive our revenue from software sales, but rather from complementary services and premium add-ons to the ExpressionEngine platform and community. We are currently executing a plan to achieve profitability with these new products and services.

The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase, and the accounts of EllisLab Corp. are consolidated with those of the Company as of December 1, 2018. Therefore, the results of operations for the year ended December 31, 2018 are not comparable to results of operations reported for the year ended December 31, 2017.

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2018, our current liabilities exceeded our current assets by $12,801,600 and we had a total stockholders’ deficit of $12,673,490. In addition, prior to the Merger in November 2018, the Company did not generate any revenue, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months, expects to have ongoing requirements for capital investment to implement its business plan, These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. The Company has obtained operating funds primarily from the issuance of convertible debt and management believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of the recently acquired EllisLab business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives. Without such additional capital we may be required to cease operations. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 totaled $23,776, comprised of services income of $21,451 and software sales of $2,325. As discussed above, the revenues of EllisLab for December 2018 are included in the consolidated operations of the Company for the year ended December 31, 2018. We had no revenues prior to the Merger.

General and Administrative Expenses

General and administrative expenses increased by $68,034 to $867,623 in the year ended December 31, 2018 from $799,589 in the year ended December 31, 2017. The increase in general and administrative expenses is due primarily to inclusion of EllisLab operating expenses for the month of December 2018, particularly payroll and payroll related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3,625 and $675 for the years ended December 31, 2018 and 2017, respectively. Our investment in property and equipment currently is not material to our operations. The increase in depreciation and amortization expense in the year ended December 31, 2018 resulted from the amortization of intangible assets acquired in the Merger.

Impairment Expense

The excess of the cost over the fair value of net assets of acquired in the Merger was recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. At December 31, 2018, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $4,934,429 was required for the year ended December 31, 2018. We had no impairment expense in the year ended December 31, 2017.

Research and Development Expenses

Research and development expenses totaled $65,009 in the year ended December 31, 2017 and related to our third sponsored research agreement with University of California – Santa Barbara (“UCSB”). We have completed our development and research efforts around graphene through our sponsored research agreements with UCSB. As a result, we reported no research and development expenses in the year ended December 31, 2018.

Other Income (Expense)

Total other expense was $2,386,913 and $1,523,181 for the years ended December 31, 2018 and 2017, respectively. The change in total other income (expense) is primarily due to the fluctuation in gain (loss) on change in derivative liabilities.

Our interest expense increased by $66,382 to $969,130 for the year ended December 31, 2018 from $902,748 for the year ended December 31, 2017. The increase in interest expense is the result of additional convertible notes payable in the current fiscal year and the amortization of debt discount for the new convertible debt.

We reported a loss on change in derivative liabilities of $1,417,783 in the year ended December 31, 2018 compared to a loss on change in derivative liabilities of $638,432 in the year ended December 31, 2017. Our convertible debt continued to increase during the current year resulting in additional derivative liabilities. We estimate the fair value of the derivatives associated with our convertible notes, certain stock options and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported other income from the sublease of our office space of $6,356 in the year ended December 31, 2017. We had no other income or expense in the year ended December 31, 2018.

The gain on settlement of debt of $11,643 in the year ended December 31, 2017 resulted from the conversion of convertible debt into equity. We had no gain or loss on settlement of debt in the year ended December 31, 2018.

Net Loss

As a result, our net loss for the year ended December 31, 2018 was $8,168,814 compared to a net loss of $2,388,454 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $65,483, including cash of $56,414, and total current liabilities of $12,867,083, resulting in a working capital deficit of $12,801,600. Included in our current liabilities at December 31, 2018 are derivative liabilities totaling $10,363,105, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable. During the year ended December 31, 2018, we received proceeds of $692,500.

During the year ended December 31, 2018, we used net cash of $635,369 in operating activities as a result of our net loss of $8,168,814, increase in prepaid expenses of $3,637 and decrease in deferred revenue of $1,319, partially offset by non-cash expenses totaling $7,324,478, decrease in accounts receivable of $18,801 and increases in accounts payable of $3,864 and accrued expenses of $191,258.

During the year ended December 31, 2017, we used net cash of $859,111 in operating activities as a result of our net loss of $2,388,454, non-cash gain on settlement of debt of $11,643 and increase in prepaid expenses of $93, partially offset by non-cash expenses totaling $1,429,869 and increases in accounts payable of $4,387 and accrued expenses of $106,823.

During the year ended December 31, 2018 we used net cash in investing activities of $24,178 comprised of cash advanced prior to the merger. We used net cash in investing activities of $1,945 during the year ended December 31, 2017 for the purchase of property and equipment.

Net cash provided by financing activities during the year ended December 31, 2018 was $692,500, comprised of proceeds from convertible notes payable of $692,500. Net cash provided by financing activities during the year ended December 31, 2017 was $844,583, comprised of proceeds from convertible notes payable of $855,000, partially offset by repayment of convertible notes payable of $10,417.

Although most recently, proceeds received from the issuance of debt are sufficient to fund our current operating expenses, we will need to raise additional funds in the future to grow the EllisLab operations and provide the necessary capital to meet our other general and administrative expenses. Therefore, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We believe that EllisLab has the potential to attain a profitable level of operations and we believe we have assets to ensure that we can continue to operate without liquidation over the next twelve months, due to our current cash, and our experience in the past in being able to raise money from our investor base. Therefore, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of our operations. However, we cannot assure that we will be successful in these endeavors.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment and intangible assets, impairment of assets, the deferred tax valuation allowance, the fair value of stock options and derivative liabilities. Actual results could differ from those estimates.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base, trade-names/marks and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2018, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $4,934,429 was required.

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and Series B preferred stock and certain stock options as derivatives. Where the number of warrants or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional warrants and convertible debt and equity are included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018 and 2017, we believe the amounts reported for cash, accounts receivable, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible note payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

	Total	Level 1	Level 2	Level 3
December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” (Topic 605). The Company had no operating revenues prior to the Merger. Effective December 1, 2018, the Company’s revenues are derived primarily from the sale of monthly and annual tech support subscriptions and partnership fees, and from software applications that customers purchase via the Company’s online store. Sales are processed using a real-time payment processing company. Revenue from product sales is recorded net of processing costs. Effective December 31, 2018, revenues are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

Amounts collected from customers for support subscriptions and partnership fees with a contract life of one month or greater are recorded as deferred revenue and recognized over the life of the contract.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the value of the award granted using either the Black-Scholes option pricing model or a multinomial lattice model based on projections of various potential future outcomes and recognized over the period in which the award vests. For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination. The stock-based compensation expense is included in general and administrative expenses.

Recently Issued Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 17, 2018, Digital Locations, Inc. (the “Company”) dismissed Liggett & Webb, P.A. (“L&W”) as the independent registered public accounting firm of the Company. The decision to change auditors was approved by the Company’s Board of Directors.

During the fiscal years ended December 31, 2017 and December 31, 2016, L&W’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was modified as to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2017 and December 31, 2016 and the subsequent interim period through December 17, 2018, (i) there were no disagreements between the Company and L&W on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of L&W, would have caused L&W to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On December 18, 2018, the Company provided L&W with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that L&W furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter, dated December 20, 2018, was filed as Exhibit 16.1 to the Current Report on Form 8-K files with the Securities and Exchange Commission on December 20, 2018.

On December 18, 2018, the Company’s Board of Directors approved the engagement of M&K CPAS, PLLC (“M&K”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2018.

During the fiscal years ended December 31, 2017 and December 31, 2016 and the subsequent interim period through December 18, 2018, the date of engagement of M&K, the Company did not consult with M&K regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2018, our Interim Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Interim Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Interim Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of December 31, 2018, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Controls

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position

William E. Beifuss, Jr.	73	Chairman of the Board of Directors, President, Acting Chief Executive Officer, Acting Chief Financial Officer and Secretary

Byron Elton	65	Director

Rick Ellis	54	Director, Chief Executive Officer of EllisLab Corp.

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

On June 8, 2018, Gerard F. Hug, chief executive officer and a director of Digital Locations, Inc. (the “Company”), notified the Company of his resignation from his positions as the Company’s chief executive officer and member of the board of directors, effective immediately. Mr. Hug’s resignation was not due to any disagreement related to the Company’s operations, policies or practices, financial status or financial statements. Mr. Hug was appointed chief executive officer and director effective July 1, 2017.

Effective June 9, 2018, William E. Beifuss, Jr., the Company’s President and Acting Chief Financial Officer was appointed to serve as Interim Chief Executive Officer of the Company.

Pursuant to the Merger, effective November 30, 2018, Rick Ellis, the owner and founder of EllisLab, Inc. and current Chief Executive Officer of EllisLab Corp., was appointed as a director of the Company.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

William E. Beifuss, Jr. — Chairman of the Board of Directors, President, Secretary and Acting Chief Executive Officer and Acting Chief Financial Officer. Effective June 9, 2018, Mr. Beifuss was appointed to serve as Interim Chief Executive Officer of the Company. Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013. Mr. Beifuss also served as interim Chief Executive Officer of the Company from May 1, 2017 to July 1, 2017 and as Chief Executive Officer of the Company from May 10, 2013 to March 7, 2016. Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company. Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013. From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9. He served as the interim Chief Financial Officer of Warp 9, Inc. from June 2011 to April 2012. From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company. He served as a unit committee chairman of Boy Scouts of America.

Byron Elton — Director. Mr. Elton has been a director of the Company since March 16, 2009. He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations. From January 2014 to the present, he has served on the Board of Directors of OriginClear, Inc. From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles. From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm. He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.

Mr. Elton’s extensive senior level management experience specifically in new business development and partnership strategies made him qualified to serve on the Board of Directors.

Rick Ellis — Director. Mr. Ellis was the founder of EllisLab, Inc. and served as Chief Executive Officer from September 2001 through June 2011, Lead Product Developer from September 2001 through June of 2007, and Chief Financial Officer from June 2011 through October 2018. Mr. Ellis has a deep background in web and media technology, both as designer and developer. He was the primary architect and lead developer of EllisLab's first three products, a Content Management System called pMachine, its current flagship CMS ExpressionEngine, and an Open Source web application framework called CodeIgniter (which was transferred to the British Columbia Institute of Technology). Prior to founding EllisLab, Mr. Ellis was a Recording Engineer and Sound Designer in Los Angeles. In that capacity he worked on hundreds of projects for film and television, from feature films for Disney such as Toy Story and Lion King, to hit TV shows such as The Highlander and Family Guy. Mr. Ellis won an Emmy for his work on the Oliver Stone film, “The Final Days of Kennedy and King”. He holds an Audio Engineering degree from Full Sail University, where he graduated Valedictorian.

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

Board Committees

Audit Committee. Our Board of Directors has appointed an audit committee. During our fiscal year ended December 31, 2018, our audit committee is comprised of Byron Elton. Mr. Elton does not qualify as independent as defined in Rule 4200 of the listing standards of The Nasdaq Capital Market. Our audit committee is authorized to:

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

The audit committee held four meetings during fiscal year ended December 31, 2018.

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

The Elements of Digital Location’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2018, all executive officer base salary decisions were approved by the Board of Directors.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2018 and 2017 to our Chief Executive Officer, our President and our most highly compensated officers other than the Chief Executive Officer at December 31, 2018 whose total compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

William E. Beifuss, Jr. - President, Acting Chief Executive Officer and Chief Financial Officer,	2018	-	-	-	-	-	-	120,000	120,000
Secretary(2)	2017	-	-	-	-	-	-	120,000	120,000

Gerard F. Hug – Former Chief Executive	2018	110,000	-	-	-	-	-	-	110,000
Officer(3)	2017	120,000	-	-	-	-	-	-	120,000

Rick Ellis –Chief Executive Officer of EllisLab Corp. (4)	2018	10,000	-	-	-	-	-	1,841	11,841

Christopher S. Kelly Jr. - Former Chief Executive Officer(5)	2017	73,333	-	-	-	-	-	5,894	79,227

___________

(1)

Other compensation for Mr. Beifuss consists of consulting fees paid. Other compensation for Mr. Ellis consists of medical, dental and vision insurance premiums paid by EllisLab Corp. Other compensation for Mr. Kelly consists of medical insurance premiums paid by the Company.

(2)

Effective June 9, 2018, Mr. Beifuss was appointed to serve as Interim Chief Executive Officer of the Company. Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013.

(3)	Mr. Hug was appointed Chief Executive Officer effective July 1, 2017 and resigned from that position on June 8, 2018.

(4)	Mr. Ellis was appointed Chief Executive Officer of EllisLab Corp. effective with the Merger on November 30, 2018.

(5)	Mr. Kelly resigned as Chief Executive Officer and a director of the Company on April 30, 2017.

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

Commencing on July 1, 2017, Mr. Hug served as the Chief Executive Officer of the Company on an "at-will," full-time basis. Mr. Hug's base salary was $20,000 per month, equivalent to an annual salary of $240,000. He was entitled to participate in all benefits that the Company offered, including covering all of Mr. Kelly's health insurance premiums. Mr. Hug executed the Company's standard Employment Confidentiality and Inventions Agreement. Mr. Hug resigned on June 8, 2018.

Mr. Ellis serves as Chief Executive Officer of EllisLab Corp. and receives a monthly salary from EllisLab Corp. of $10,000. Mr. Ellis participates in the benefits offered to the employees of EllisLab Corp., including health, dental and vision insurance paid by EllisLab Corp.

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

Grants of Equity Awards – Fiscal Year 2018

We did not grant any equity awards to our Named Executive Officers in fiscal year 2018.

Outstanding Equity Awards

The following table sets forth information with respect to grants of options to purchase our common stock to our Named Executive Officers at December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

William E. Beifuss, Jr., President, Acting Chief Executive Officer, Acting Chief Financial Officer, Secretary(1)	1,200,000	-	-	$0.06	9/23/2020

Byron Elton, Former Chief Executive Officer, Former President, Former Acting Chief Financial Officer and Former Secretary(2)	200,000	-	-	$0.06	9/23/2020

___________

(1)	On September 23, 2013, Mr. Beifuss was granted nonqualified stock options to purchase 1,200,000 shares of our common stock at an exercise price of $0.06 per share exercisable until September 23, 2020 in consideration for his services to us. These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Digital Locations.

(2)	On September 23, 2013, Mr. Elton was granted nonqualified stock options to purchase 200,000 shares of our common stock at an exercise price of $0.06 per share exercisable until September 23, 2020 in consideration for his services to us. These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Elton is an employee or consultant of Digital Locations.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2018.

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

No director compensation was paid to our non-employee directors during the fiscal year ended December 31, 2018. Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

Stock Option and Other Long-Term Incentive Plan

On November 2, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan. Under the 2011 Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. There are 2,000,000 shares of common stock reserved for issuance under the 2011 Plan. A summary of the terms and provisions of the 2011 Plan are described below.

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

The Board of Directors may, insofar as permitted by law, from time to time, suspend or terminate the 2011 Plan or revise or amend it in any respect whatsoever, except that without the approval of our stockholders, no such revision or amendment will (i) increase the number of shares subject to the 2011 Plan, (ii) reduce the exercise price of outstanding options or effect repricing through cancellations and re-grants of new options, (iii) materially increase the benefits to participants, (iv) materially change the class of persons eligible to receive grants under the 2011 Plan; (v) decrease the exercise price of any grant to below 100% of the fair market value on the date of grant; or (vi) extend the term of any options beyond that provided in the 2011 Plan; provided, however, no such action will alter or impair the rights and obligations under any option, or stock award, or restricted stock purchase offer outstanding as of the date thereof without the written consent of the participant thereunder. As of the date of this report, 8,750 stock options are currently outstanding under our 2011 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2019, the number of and percent of our common stock beneficially owned by:

•	each of our directors;

•	each of our named executive officers;

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 25, 2019 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 25, 2019 have been exercised and converted. The address for each of the below is c/o Digital Locations, Inc., 3700 State Street, Suite 350, Santa Barbara, California 93105.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned	Percent Owned (1)

William E. Beifuss, Jr., President, Acting Chief Executive Officer, Acting Chief Financial Officer, Secretary and Chairman of the Board of Directors (2)	1,295,538	2.95%

Byron Elton, Director (3)	262,500	*

Rick Ellis, Chief Executive Officer of EllisLab Corp. and Director	-	-

All Executive Officers and Directors as a Group (3 persons)	1,558,038	3.88%

______________

*	Indicates beneficial ownership of less than 1%.

(1)	Based upon 42,726,200 common shares issued and outstanding as of March 25, 2019.

(2)	Includes 1,200,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 25, 2019.

(3)	Includes 200,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 25, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Acting Chief Executive Officer and Acting Chief Financial Officer, received $120,000 in fees for each of the years ended December 31, 2018 and 2017.

Effective December 1, 2018, Rick Ellis, Chief Executive Officer of EllisLab Corp., receives a monthly salary of $10,000.

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

On November 30, 2018, the Company consummated the Merger, whereby EllisLab, Inc. merged with and into EllisLab Corp. and continued as a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger, Rick Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred, with a stated value of $100 per share, and each share convertible into 20,000 shares of the Company’s common stock. Rick Elllis is a Director of the Company and the President and Chief Executive Officer of EllisLab Corp, the Company’s wholly-owned subsidiary following the consummation of the Merger.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by M&K CPAS, PLLC in the year ended December 31, 2018 for the audit and reviews of our 2018 financial statements total approximately $20,000.

The aggregate fees billable to us by Liggett & Webb P.A. in the years ended December 31, 2018 and 2017 for the audit and reviews of our 2018 and 2017 financial statements total approximately $43,500 and $42,000, respectively.

Audit-Related Fees

We incurred no audit-related fees during the years ended December 31, 2018 and 2017 to M&K CPAS, PLLC or to Liggett & Webb, P.A.

Tax Fees

We incurred fees of $1,750 to Liggett & Webb, P. A. for tax compliance services for the year ended December 31, 2017.

All Other Fees

There were no fees billed to us by to M&K CPAS, PLLC for services other than the services described above under “Audit Fees,” “Audit-Related Fees” during the year ended December 31, 2018.

There were no fees billed to us by Liggett & Webb, P.A. for services other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the years ended December 31, 2018 and 2017.

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

As of the date of this filing, our current policy is to not engage M&K CPAS, PLLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage M&K CPAS, PLLC to provide audit and other assurance services, such as review of SEC reports or filings.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of November 30, 2018, by and among Digital Locations, Inc., EllisLab, Inc., Rick Ellis and EllisLab Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018

3.1

Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on August 25, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

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

3.13

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on November 16, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2017)

3.14	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.15	Certificate of Designation of Series C Convertible Preferred Stock of Digital Locations, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

4.1

Form of Warrant issued in connection with Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.1***	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.2**	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.3

Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.4	Shareholders’ Agreement for Transhpene, Inc., dated January 5, 2015. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2015)

10.5	Consulting Agreement between Carbon Sciences, Inc. and Big Star Capital 1, dated April 1, 2017. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017)

10.6	Term Sheet with Glanz, Inc. dba Corner Media, a Delaware corporation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 8, 2017)

10.7***	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton, dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

36

10.8***

Stock Option Agreement between Carbon Sciences, Inc. and William Beifuss, Jr., dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.9	Form of Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2017)

10.10

Nonstatutory Stock Option Agreement, dated as of November 30, 2018, between Digital Locations, Inc. and Derek Jones (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

10.11*	Convertible Promissory Note, dated November 23, 2018, between Digital Locations, Inc. and Power Up Lending Group Ltd.

10.12*	Convertible Promissory Note, dated December 5, 2018, between Digital Locations, Inc. and Power Up Lending Group Ltd.

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

16.1	Letter from Liggett & Webb, P.A. dated December 20, 2018 (Incorporated by reference to the Company’s Report on Form 8-K filed on December 20, 2018)

21.1*	Subsidiaries

31.1*	Certification by Acting Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Acting Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*Filed herewith

**Management incentive plan

***Management contract

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Locations, Inc.

Date: April 1, 2019	By:	/s/ William E. Beifuss, Jr.
William E. Beifuss, Jr.
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William E. Beifuss, Jr.	CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT, AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)	April 1, 2019
William E. Beifuss, Jr.

/s/ Byron Elton	DIRECTOR	April 1, 2019
Byron Elton

/s/ Rick Ellis	DIRECTOR	April 1, 2019
Rick Ellis

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digital Locations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Locations, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Digital Locations, Inc., as of December 31, 2017 were audited by other auditors, whose report dated March 30, 2018 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently has ongoing operating losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Digital Locations, Inc. (formerly Carbon Sciences, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Digital Locations, Inc.  (the "Company") as of December 31, 2017, the related statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2015.

New York, NY

March 30, 2018

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$56,414	$23,461
Accounts receivable	3,434	-
Prepaid expenses	5,635	1,998
Total current assets	65,483	25,459

Property and equipment, net	5,193	2,464
Intangible assets, net	122,917	-

Total assets	$193,593	$27,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$191,312	$112,768
Accrued expenses and other current liabilities	19,132	2,011
Accrued interest, notes payable	342,752	155,070
Deferred revenue	25,718	-
Derivative liabilities	10,363,105	8,072,904
Convertible note payable	29,500	29,500
Convertible notes payable - related parties	58,600	58,600
Convertible notes payable, net of discount of $341,206 and $423,219, respectively	1,836,964	1,058,780
Total current liabilities	12,867,083	9,489,633

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A, 0 and 1,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	1
Series B, 16,155 shares issued and outstanding at December 31, 2018 and 2017, respectively	16	16
Series C, 36,000 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	36	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 40,750,040 and 38,776,436 shares issued and outstanding, respectively	40,750	38,776
Additional paid-in capital	25,492,975	20,537,950
Accumulated deficit	(38,207,267)	(30,038,453)
Total stockholders’ deficit	(12,673,490)	(9,461,710)

Total liabilities and stockholders’ deficit	$193,593	$27,923

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017

Revenues:
Services income	$21,451	$-
Software sales	2,325	-

Total revenues	23,776	-

Operating expenses:
General and administrative	867,623	799,589
Depreciation and amortization	3,625	675
Impairment expense	4,934,429	-
Research and development	-	65,009

Total operating expenses	5,805,677	865,273

Loss from operations	(5,781,901)	(865,273)

Other income (expense):
Interest expense	(969,130)	(902,748)
Loss on change in derivative liabilities	(1,417,783)	(638,432)
Other income	-	6,356
Gain on settlement of debt	-	11,643

Total other income (expense)	(2,386,913)	(1,523,181)

Loss before income taxes	(8,168,814)	(2,388,454)

Provision for income taxes	-	-

Net loss	$(8,168,814)	$(2,388,454)

Net loss per share, basic and diluted	$(0.21)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	38,962,364	36,822,968

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	-	$-	16,155	$16	35,178,624	$35,179	$20,400,413	$(27,649,999)	$(7,214,391)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	3,597,812	3,597	137,537	-	141,134

Issuance of Series A preferred shares for services	1,000	1	-	-	-	-	-	-	1

Net loss	-	-	-	-	-	-	-	(2,388,454)	(2,388,454)

Balance at December 31, 2017	1,000	$1	16,155	$16	38,776,436	$38,776	$20,537,950	$(30,038,453)	$(9,461,710)

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Deficit (continued)
For the Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	1,000	$1	16,155	$16	-	$-	38,776,436	$38,776	$20,537,950	$(30,038,453)	$(9,461,710)

Redeem Series A preferred shares	(1,000)	(1)	-	-	-	-	-	-	1	-	-

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	1,973,604	1,974	9,196	-	11,170

Issuance of Series C preferred shares in Merger	-	-	-	-	36,000	36	-	-	4,345,830	-	4,345,866

Issuance of stock options in Merger	-	-	-	-	-	-	-	-	599,998	-	599,998

Net loss	-	-	-	-	-	-	-	-	-	(8,168,814)	(8,168,814)

Balance at December 31, 2018	-	$-	16,155	$16	36,000	$36	40,750,040	$40,750	$25,492,975	$(38,207,267)	$(12,673,490)

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(8,168,814)	$(2,388,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,625	675
Impairment expense	4,934,429	-
Stock-based compensation expense	188,127	-
Amortization of debt discount recorded to interest expense	780,514	790,761
Loss on change in derivative liabilities	1,417,783	638,432
(Gain) loss on settlement of debt	-	(11,643)
Stock compensation cost	-	1
Changes in operating assets and liabilities:
Accounts receivable	18,801	-
Prepaid expenses	(3,637)	(93)
Accounts payable	3,864	4,387
Accrued expenses	191,258	106,823
Deferred revenue	(1,319)	-
Net cash used in operating activities	(635,369)	(859,111)

Cash flows from investing activities:
Cash advanced in advance of Merger	(24,178)	-
Purchase of property and equipment	-	(1,945)
Net cash used in investing activities	(24,178)	(1,945)

Cash flows from financing activities:
Proceeds from convertible notes payable	692,500	855,000
Repayment of convertible notes payable	-	(10,417)
Net cash provided by financing activities	692,500	844,583

Net increase (decrease) in cash	32,953	(16,473)
Cash, beginning of the year	23,461	39,934

Cash, end of the year	$56,414	$23,461

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	304	1,328

Non-cash financing and investing activities:
Redemption of Series A preferred stock	$1	$-
Debt discount for derivative liabilities	692,500	855,000
Common shares issued in conversion of debt	11,170	141,134
Series C preferred shares and options issued in merger	4,345,866	-

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

1. ORGANIZATION AND LINE OF BUSINESS

Organizational History

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

As further discussed in Note 3, on November 30, 2018, the Company entered into an Agreement and Plan of Merger ( the “Merger”) pursuant to which EllisLab, Inc., an S Corporation owned 100% by Rick Ellis that builds software for web professionals and provides related support services, merged with and into EllisLab Corp., a newly-formed subsidiary of the Company.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2018, our current liabilities exceeded our current assets by $12,801,600 and we had a total stockholders’ deficit of $12,673,490. In addition, prior to the Merger in November 2018, the Company did not generate any revenue, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months, expects to have ongoing requirements for capital investment to implement its business plan, These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. The Company has obtained operating funds primarily from the issuance of convertible debt and management believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of the recently acquired EllisLab business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives. Without such additional capital we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment and intangible assets, impairment of assets, the deferred tax valuation allowance, the fair value of stock options and derivative liabilities. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and, effective December 1, 2018, the accounts of EllisLab Corp., its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2018 and December 31, 2017 were insured. At December 31, 2018 and 2017, there were no cash equivalents.

Prepaid Expenses

Insurance premiums paid in advance of the policy coverage period are recorded as prepaid expenses and expensed over the policy coverage period. Domain name registration costs are also recorded as prepaid expenses and amortized over their contract lives.

Property and Equipment

The Company’s property and equipment is stated at cost, and is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Computer equipment	3-5 years
Office furniture and equipment	7 years

Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base, trade-names/marks and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2018, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $4,934,429 was required.

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and Series B preferred stock and certain stock options as derivatives. Where the number of warrants or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional warrants and convertible debt and equity are included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018 and 2017, we believe the amounts reported for cash, accounts receivable, prepaid expenses, accounts payable, accrued interest, accrued expenses and other current liabilities, and convertible note payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

	Total	Level 1	Level 2	Level 3
December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

December 31, 2017:
Derivative liabilities	$8,072,904	$-	$-	$8,072,904

Total liabilities measured at fair value	$8,072,904	$-	$-	$8,072,904

During the years ended December 31, 2018 and 2017, the Company had the following activity in its derivative liabilities account:

	Convertible	Series B	Stock
	Notes Payable	Preferred Stock	Options	Total

Derivative liabilities at December 31, 2016	$3,335,906	$3,354,791	$-	$6,690,697
Addition to liability for new issuances	855,000	-	-	855,000
Elimination of liability on conversion to common shares	(111,225)	-	-	(111,225)
Change in fair value	1,162,081	(523,649)	-	638,432
Derivative liabilities at December 31, 2017	5,241,762	2,831,142	-	8,072,904
Addition to liability for new issuances	692,500	-	188,127	880,627
Elimination of liability on conversion to common shares	(8,209)	-	-	(8,209)
Change in fair value	1,883,001	(491,244)	26,026	1,417,783

Derivative liabilities at December 31, 2018	$7,809,054	$2,339,898	$214,153	$10,363,105

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” (Topic 605). The Company had no operating revenues prior to the Merger. Effective December 1, 2018, the Company’s revenues are derived primarily from the sale of monthly and annual tech support subscriptions and partnership fees, and from software applications that customers purchase via the Company’s online store. Sales are processed using a real-time payment processing company. Revenue from product sales is recorded net of processing costs. Effective December 31, 2018, revenues are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

Amounts collected from customers for support subscriptions and partnership fees with a contract life of one month or greater are recorded as deferred revenue and recognized over the life of the contract.

Concentrations of Credit Risk and Major Customers

The Company’s customers are the end-consumers that purchase its products from the Company’s online store. Therefore, the Company does not have any individual customers that represent any more than a fraction of its revenue.

Income (Loss) per Share Calculations

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period and shares issuable upon exercise of convertible notes payable and convertible preferred stock.

Since we had no dilutive effect of stock options, warrants, convertible notes payable and convertible preferred stock for the years ended December 31, 2018 and 2017, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding. For the year ended December 31, 2018, the Company has excluded 1,451,561,693 common shares for exercisable options, approximately 1,451,562,000 shares issuable upon conversion of convertible notes payable, approximately 367,000,000 common shares upon conversion of convertible Series B preferred stock and approximately 720,000,000 common shares upon conversion of convertible Series C preferred stock. For the year ended December 31, 2017, the Company has excluded 1,408,750 common shares for exercisable options, 6,000 common shares for exercisable warrants, approximately 502,772,000 shares issuable upon conversion of convertible notes payable and approximately 367,000,000 common shares upon conversion of convertible Series B preferred stock.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 and $65,009 for the years ended December 31, 2018 and 2017, respectively.

Advertising Costs

We expense the cost of advertising and promotional materials when incurred. We incurred no material advertising costs for the years ended December 31, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the value of the award granted using either the Black-Scholes option pricing model or a multinomial lattice model based on projections of various potential future outcomes and recognized over the period in which the award vests. For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination. The stock-based compensation expense is included in general and administrative expenses.

Comprehensive Loss

Comprehensive loss is the same as net loss for all years presented.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – MERGER

On November 30, 2018, the Company entered into an Agreement and Plan of Merger with the EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc. The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. became the surviving company.

Pursuant to the Merger, Ellis has agreed to a covenant not to compete for a period of 2 years following the effective date of the Merger (the “Non-Competition Period”). Ellis further agreed that during the Non-Competition Period, he will not directly or indirectly solicit or agree to service for his benefit or the benefit of any third-party, any of the Company’s, Digital Locations, or EllisLab Corp. customers.

Pursuant to the Merger, during the period beginning on the effective date and ending on the 24 month anniversary thereof, Ellis will not directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or sell, or otherwise transfer or dispose of, any portion of the Series C preferred shares, or any shares of the Company’s common stock underlying the preferred, beneficially owned, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

Each of the parties to the Plan of Merger has made customary representations and warranties in the Plan of Merger.

On November 30, 2018, in connection with and pursuant to the Merger, the Company entered into a Nonstatutory Stock Option Agreement (the “Option Agreement”) with Derek Jones (“Jones”), whereby the Company issued to Jones an option to purchase 100,000,000 shares of the Common stock of the Company, at an exercise price of $0.005, in exchange for his surrender of an option to purchase 10% of the shares of outstanding common stock of EllisLab, Inc. The option is vested but may not be exercised for 2 years from the date of the Merger. The option contains a blocker that prevents Jones from exercising the Option if such exercise would result in beneficial ownership of more than 4.99% of the outstanding shares of the Company’s stock, without at least 61 days of prior notice. Under the Option, Jones is also subject to the Rule 144 restrictions of an affiliate.

The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase, and the accounts of EllisLab Corp. are consolidated with those of the Company as of December 1, 2018. The Company engaged an independent valuation firm to estimate the value of the consideration paid by the Company in the Merger, consisting of the issuance of 36,000 shares of the Company’s $0.001 par value Series C Preferred Stock to Ellis, valued at $4,345,866, and 100,000,000 stock options to purchase common shares of the Company to Jones, valued at $599,998. Based on the report of the independent valuation firm, the total value of the consideration paid of $4,945,864 has been allocated as follows:

Cash	$35,822
Accounts receivable	22,235
Property and equipment, net	4,271
Accounts payable	(74,680)
Accrued expenses	(14,176)
Deferred revenue	(27,037)
Loans payable	(60,000)
Net liabilities	(113,565)
Intangible assets:
Intellectual property	37,000
Customer base	79,000
Trade-name/marks	8,000
Non-compete agreements	1,000
Goodwill	4,934,429

Total	$4,945,864

At December 31, 2018, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $4,934,429 was required.

Unaudited pro forma summary results of operations for the years ended December 31, 2018 and 2017 as though the Merger had taken place on January 1, 2017 are as follows:

	2018	2017

Revenues	$624,381	$701,981
Net loss	(3,308,857)	(7,231,785)
Net loss per share	(0.08)	(0.20)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2018	2017

Computer equipment	$49,605	$12,303
Office furniture and equipment	8,751	1,459
Total	58,356	13,762
Less accumulated depreciation	(53,163)	(11,298)

Net	$5,193	$2,464

Depreciation expense was $1,542 and $675 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were acquired in the Merger and consisted of the following at December 31, 2018:

Intellectual property	$37,000
Customer base	79,000
Trade-name/marks	8,000
Non-compete agreements	1,000
Total	125,000
Less accumulated amortization	(2,083)

Net	$122,917

Amortization expense was $2,083 and $0 for the years ended December 31, 2018 and 2017, respectively.

Future amortization of intangible assets as of December 31, 2018 is as follows:

Years ending December 31:
2019	$25,000
2020	25,000
2021	25,000
2022	25,000
2023	22,917

Total	$122,917

6. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes - Related Parties of $58,600

On December 31, 2012, we entered into 5% convertible promissory notes with two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at December 31, 2018 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at December 31, 2018 has been extended to December 31, 2019.

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we entered into a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at December 31, 2018, matured two years from its effective date, or March 14, 2015, and is currently in default.

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

March 2016 Convertible Promissory Note – $1,000,000

On March 4, 2016, we entered into a 10% convertible promissory note in the aggregate principal amount of up to $1,000,000 (the "March 2016 $1,000,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from March 4, 2016.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2017 and 2016, amortization of debt discount was recorded to interest expense in the amount of $5,400 and $21,600, respectively, and the debt discount was fully amortized to interest expense. In December 2017, we issued the lender 469,041 shares of our common stock in consideration for the conversion of principal of $5,000 and accrued interest of $863, resulting in a principal balance of $22,000 at December 31, 2017. In November and December 2018, we issued the lender a total of 1,973,604 shares of our common stock in consideration for the conversion of principal of $2,330 and accrued interest of $630, resulting in a principal balance of $19,670 at December 31, 2018.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $11,392 and the debt discount was fully amortized to interest expense.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $24,904 and the debt discount was fully amortized to interest expense.

On May 20, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $23,014 and the debt discount was fully amortized to interest expense.

On June 22, 2016, we received proceeds of $50,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $23,699 and the debt discount was fully amortized to interest expense.

On July 6, 2016, we received proceeds of $87,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $87,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $44,573 and the debt discount was fully amortized to interest expense.

On August 8, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $36,164 and the debt discount was fully amortized to interest expense.

On September 13, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $38,575 and the debt discount was fully amortized to interest expense.

On October 17, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $43,699 and the debt discount was fully amortized to interest expense.

On November 8, 2016, we received proceeds of $55,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $47,014 and the debt discount was fully amortized to interest expense.

On December 6, 2016, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2017, amortization of debt discount was recorded to interest expense in the amount of $56,233 and the debt discount was fully amortized to interest expense.

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $1,644 and $58,356, respectively, and the debt discount was fully amortized to interest expense.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $7.233 and $52,767, respectively, and the debt discount was fully amortized to interest expense.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $11,178 and $48,822, respectively, and the debt discount was fully amortized to interest expense.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $26,548 and $68,452, respectively, and the debt discount was fully amortized to interest expense.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $21,041 and $38,959, respectively, and the debt discount was fully amortized to interest expense.

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we entered into a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the "June 2017 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from June 2, 2017.

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $25,151 and $34,849, respectively, and the debt discount was fully amortized to interest expense.

On July 10, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $41,863 and $38,137, respectively, and the debt discount was fully amortized to interest expense.

On August 11, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $48,877 and $31,123, respectively, and the debt discount was fully amortized to interest expense.

On September 12, 2017, we received proceeds of $85,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $85,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $59,384 and $25,616, respectively, and the debt discount was fully amortized to interest expense.

On October 13, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $61,603 and $18,397, respectively, and the debt discount was fully amortized to interest expense.

On November 8, 2017, we received proceeds of $75,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $75,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $62,658 and $12,342, respectively, and the debt discount was fully amortized to interest expense.

December 2017 Convertible Promissory Note – $500,000

On December 14, 2017, we entered into a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the "December 2017 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from December 14, 2017.

On December 14, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2018 and 2017, amortization of debt discount was recorded to interest expense in the amount of $56,041 and $3,959, respectively, resulting in a remaining discount of $56,041 at December 31, 2017.

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $67,890, resulting in a remaining debt discount of $2,110 as of December 31, 2018.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $53,753, resulting in a remaining debt discount of $6,247 as of December 31, 2018.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $44,904, resulting in a remaining debt discount of $10,096 as of December 31, 2018.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $5,200, resulting in a remaining debt discount of $1,300 as of December 31, 2018.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $56,115, resulting in a remaining debt discount of $20,885 as of December 31, 2018.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $39,123, resulting in a remaining debt discount of $20,877 as of December 31, 2018.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $29,490, resulting in a remaining debt discount of $22,510 as of December 31, 2018.

On July 10, 2018, we received proceeds of $35,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $16,685, resulting in a remaining debt discount of $18,315 as of December 31, 2018.

On August 16, 2018, we received proceeds of $24,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $24,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $9,196, resulting in a remaining debt discount of $15,304 as of December 31, 2018.

August 2018 Convertible Promissory Note – $500,000

On August 17, 2018, we issued a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the "August 2018 $500,000 CPN"). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.01; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On August 17, 2018, we received proceeds of $10,500 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $3,912, resulting in a remaining debt discount of $6,588 as of December 31, 2018.

On September 13, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $8,959, resulting in a remaining debt discount of $21,041 as of December 31, 2018.

On October 8, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $5,753, resulting in a remaining debt discount of $19,247 as of December 31, 2018.

On October 26, 2018, we received proceeds of $12,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $2,170, resulting in a remaining debt discount of $9,830 as of December 31, 2018.

On November 5, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $3,836, resulting in a remaining debt discount of $21,164 as of December 31, 2018.

On November 28, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $2,712, resulting in a remaining debt discount of $27,288 as of December 31, 2018.

On November 30, 2018, we received proceeds of $10,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $849, resulting in a remaining debt discount of $9,151 as of December 31, 2018.

On December 24, 2018, we received proceeds of $50,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $959, resulting in a remaining debt discount of $49,041 as of December 31, 2018.

November 2018 Convertible Promissory Note – $33,000

Effective November 23, 2018, the Company entered into a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures November 23, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $3,436, resulting in a remaining debt discount of $29,564 as of December 31, 2018.

December 2018 Convertible Promissory Note – $33,000

Effective December 5, 2018, the Company entered into a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures December 5, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $2,351, resulting in a remaining debt discount of $30,649 as of December 31, 2018.

Total accrued interest payable on notes payable was $342,752 and 155,070 as of December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018, there was no gain or loss on settlement of debt. The total gain on settlement of debt, including conversions to common stock, was $11,643 for the year ended December 31, 2017.

7. CAPITAL STOCK

At December 31, 2018, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series A Preferred Stock

On August 31, 2017, the Company filed a Withdrawal of Certificate of Designation for its original Series A Preferred Stock with the Secretary of State of Nevada. On September 4, 2017, the Board of Directors of the Company authorized (a) the execution and recording with the Nevada Secretary of State of a new Certificate of Designation (the “Series A Certificate”) for its new Series A Preferred Stock, authorizing up to 1,000 shares, and (b) the issuance of 1,000 shares of Series A Preferred Stock to the Company’s President and Director, William E. Beifuss, Jr., which shares were issued and outstanding at December 31, 2017.

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

The total face value of this entire series is three million dollars ($3,000,000). Each share of Series B Preferred Stock has a stated face value of One Hundred Dollars ($100) (“Share Value”) and is convertible into shares of fully paid and non-assessable shares of common stock (“Common Stock”) of the Company.

As of December 31, 2018 and 2017, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

Series C Preferred Stock

In November 2018, the Company filed a Certificate of Designation for its Series B Preferred Stock (the “Series B Certificate”) with the Secretary of State of Nevada designating 36,000 shares of its authorized preferred stock as Series C Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share. The total face value of this entire series is three million dollars ($3,600,000). Each share of Series C Preferred Stock has a stated face value of One Hundred Dollars ($100) (“Share Value”) and is convertible into shares of fully paid and non-assessable shares of common stock (“Common Stock”) of the Company.

As discussed in Note 3, the Company issued 36,000 shares of Series C Preferred Stock to the owner of the common stock of EllisLab, Inc. in the Merger, which shares were outstanding at December 31, 2018.

The holders of outstanding shares of the Series C Preferred Stock (the “Holders”) shall be entitled to receive dividends pari passu (on a pro rata basis) with the holders of Series B Preferred Stock and Common Stock, except upon a liquidation, dissolution and winding up of the Company. Such dividends shall be paid equally to all outstanding shares of Series C Preferred Stock, Series B Preferred Stock and Common Stock, on an as-if-converted basis with respect to the Series C Preferred Stock and Series B Preferred Stock.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holder of each outstanding share of the Series C Preferred Stock shall be entitled to receive, on a pro rata basis with the outstanding Series B Preferred Stock, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to one hundred dollars ($100.00) for each such share of the Series C Preferred Stock (as adjusted for any combinations. consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, before any payment shall be made or any assets distributed to the holders of the Common Stock, and, after such payment, the remaining assets of the Company shall be distributed to the holders of Common Stock.

Each share of Series C Preferred Stock is convertible into twenty thousand (20,000) shares of the Company’s fully paid and nonassessable shares of Common Stock, as adjusted. The Series C Preferred Stock shall contain the respective rights, privileges and designations as are set forth in the Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock appended hereto as Exhibit 4.1. The Series C contains a blocker that prevents the Holder from converting the Series C Preferred if such exercise would result in beneficial ownership of re than 4.99% of the outstanding shares of the Company’s stock, without at least 61 days of prior notice. Under the Series C Preferred Stock, the Holder is also subject to the Rule 144 restrictions of an affiliate.

Except as required by law or as specifically provided in the Certificate of Designation, the Holders of Series C Preferred Stock shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting); provided, however, that each Holder of outstanding shares of Series C Preferred Stock shall be entitled, on the same basis as holders of Common Stock, to receive notice of such action or meeting.

The foregoing description of the Certificate of Designation of Series C Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Designation of Series C Preferred Stock, which is attached as Exhibit 4.1 to this Current Report on Form 8-K and is incorporated herein by reference.

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

As of December 31, 2018 and 2017, the Company had 40,750,040 and 38,776,436 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2018, the Company the Company issued a total of 1,973,604 shares of common stock at fair value in consideration for the conversion of $2,330 of convertible promissory notes and accrued interest payable of $631. In connection with the debt conversion, the Company reduced derivative liabilities by $8,209. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible note.

During the year ended December 31, 2017, The Company issued a total of 3,597,812 shares of common stock for the conversion of $35,000 of convertible notes payable and accrued interest payable of $6,552. In connection with the debt conversion, the Company reduced derivative liabilities by $111,225 and recorded a gain on settlement of debt of $11,643.

8. STOCK OPTIONS AND WARRANTS

As of December 31, 2018, the Board of Directors of the Company had granted non-qualified stock options and warrants exercisable for a total of 141,406,250 shares of common stock to its employees, officers, and consultants.

As further discussed in Note 3, on November 30, 2018 in connection with the Merger, the Company issued a ten-year option to purchase 100,000,000 shares of common stock of the Company, at an exercise price of $0.005. The option vested upon grant but may not be exercised for 2 years from the date of the Merger. Stock-based compensation of $599,998, measured at the grant date using a multinomial lattice model, was included in the purchase price recorded in the Merger and recorded to additional paid-in capital.

On November 30, 2018, the Company also issued ten-year warrants to two consultants to purchase a total of 40,000,000 shares of common stock of the Company, at an exercise price of $0.005. The warrants vested upon grant but may not be exercised for 2 years from the date of issuance. Stock-based compensation of $188,127, measured at the grant date using a multinomial lattice model, was included in general and administrative expenses and recorded to derivative liabilities due to the existence of a tainted equity environment.

We recognized stock-based compensation expense of $188,124 and $0 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had no unrecognized stock-based compensation expense.

The significant assumptions used in the valuation of the stock options and warrants are as follows:

Stock price on the valuation date	$0.006 - $0.013
Risk free interest rates	2.59 - 2.84%
Expected volatility	228.9 – 236.6%

A summary of the Company’s stock options and warrants as of December 31, 2018, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,416,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(1,250)	$29.20

Outstanding at December 31, 2017	1,414,750	$0.19
Granted	140,000,000	$0.005
Exercised	-	$-
Forfeited or expired	(8,500)	$13.53

Outstanding at December 31, 2018	141,406,250	$0.006	9.84	$1,120,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.013 as of December 31, 2018, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

As of December 31, 2017, the Company had 6,000 common stock purchase warrants outstanding with an exercise price of $5.00 per share. The warrants expired during 2018.

9. DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. We estimate the fair value of derivative liabilities associated with our convertible notes payable, Series B preferred stock and warrants using a multinomial lattice model based on projections of various potential future outcomes. Where the number of warrants or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional warrants and convertible debt and equity are included in the value of the derivatives.

The significant assumptions used in the valuation of the derivative liabilities at December 31, 2018 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0230
Conversion price	$0.0045
Risk free interest rates	2.58% - 2.49%
Years to maturity	15.0
Expected volatility	123%–358%

The value of our derivative liabilities was estimated as follows at December 31:

	2018	2017

Convertible notes payable	$7,809,054	$5,241,762
Series B preferred stock	2,339,898	2,831,142
Warrants	214,153	-

Total	$10,363,105	$8,072,904

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

10. RESEARCH AGREEMENTS

Research and development expenses totaled $65,009 in the year ended December 31, 2017 and related to our third sponsored research agreement with University of California – Santa Barbara (“UCSB”). We have completed our development and research efforts around graphene through our sponsored research agreements with UCSB. As a result, we reported no research and development expenses in the year ended December 31, 2018.

11. INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a 2018 combined U.S. federal and state rate of 29% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2018	2017

Income tax benefit at statutory rate	$(2,369,000)	$(1,027,000)
State income taxes, net of federal benefit	(200)	(300)
Nondeductible expenses	2,123,100	2,004,820
Other	5,000	(600)
Valuation allowance	241,100	(976,920)

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforward	$3,104,700	$2,863,700
Research and development credit carryforward	125,300	125,200
Accrued compensated absences	700	600

Valuation allowance	(3,230,700)	(2,989,500)

	$-	$-

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

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2018, we recorded a valuation allowance of $3,230,700 against net current deferred tax. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2018, we had a net operating loss carryforward available to offset future taxable income of approximately $10,706,000, which begins to expire at dates that have not been determined. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Based upon our review and evaluation, during the years ended December 31, 2018 and 2017, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense). As of December 31, 2018 and 2017, we had no accrued interest or penalties related to uncertain tax positions.

12. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Acting Chief Executive Officer and Acting Chief Financial Officer, received $120,000 in fees for each of the years ended December 31, 2018 and 2017.

Effective December 1, 2018, Rick Ellis, Chief Executive Officer of EllisLab Corp., receives a monthly salary of $10,000.

As discussed in Note 3, the Company issued 36,000 shares of Series C Preferred Stock to Rick Ellis, which shares were outstanding at December 31, 2018.

See Note 7 for a discussion regarding the issuance in August 2017 of 1,000 shares of Series A Preferred Stock to the Company's interim chief executive officer and director, William E. Beifuss, Jr., for services rendered. The shares were automatically redeemed 120 days after the effective date of the related Series A Certificate.

See Note 5 for discussion of convertible notes payable with related parties.

On June 4, 2013, we entered into a convertible note with a former member of our Board of Directors in exchange for services valued at $25,000. The note was to mature on June 4, 2016. We entered into an agreement to repay this note in 12 equal monthly payments of principal and interest of $2,352, beginning in June 2016. The note was paid in full as of December 31, 2017.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the new sublease is $1,000 per month for a period of one year and month-to-month thereafter. Rent expense for all operating leases for the years ended December 31, 2018 and 2017 was $12,000 and $47,068, respectively.

Consulting Agreement

We have a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, with William E. Beifuss, Jr., our former Chief Executive Officer, and current President and Acting Chief Financial Officer, for the payment of monthly compensation of $10,000 per month. The agreement may be cancelled by either party with 30 days’ notice.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Note Conversion

On March 4, 2019, a lender converted $2,285 principal and $679 accrued interest payable into 1,976,160 common shares of the Company.

Subsequent Borrowings

We received advances under the August 2018 $500,000 CPN of $25,000 in each of January, February and March 2019 and $15,000 in March 2019.

Effective January 25, 2019, the Company entered into a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures January 25, 2020. The Company received proceeds of $35,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Effective March 25, 2019, the Company entered into a 10% convertible note with an institutional investor in the principal amount of $35,000. The note matures March 25, 2020. The Company received proceeds of $32,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Extension of Maturity Dates of Convertible Promissory Note

Subsequent to December 31, 2018, the maturity date of a note payable issued for services with a principal balance of $32,620 at December 31, 2018 was extended from December 31, 2018 to December 31, 2019.

