Form 10-Q
period 2019-03-31
Digital Locations, Inc.
filed 2019-05-15
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54817

DIGITAL LOCATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 State Street, Suite 350, Santa Barbara, California 93105

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 456-7000

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares of registrant’s common stock outstanding, as of May 15, 2019 was 46,675,923.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets:
Cash	$7,984	$56,414
Accounts receivable	26,146	3,434
Prepaid expenses	31,233	5,635
Total current assets	65,363	65,483

Property and equipment, net	4,531	5,193
Intangible assets, net	116,667	122,917
Operating lease right to use	15,790	-

Total assets	$202,351	$193,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$228,987	$191,312
Accrued expenses and other current liabilities	4,178	19,132
Accrued interest, notes payable	398,878	342,752
Deferred revenue	24,610	25,718
Operating lease liability, current portion	10,912	-
Derivative liabilities	7,321,450	10,363,105
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $377,161 and $341,206, respectively	1,999,724	1,836,964
Total current liabilities	10,076,839	12,867,083

Operating lease liability, long-term portion	4,878	-

Total liabilities	10,081,717	12,867,083

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 16,155 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	16	16
Series C, 36,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	36	36
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 42,726,200 and 40,750,040 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	42,726	40,750
Additional paid-in capital	25,502,272	25,492,975
Accumulated deficit	(35,424,416)	(38,207,267)
Total stockholders’ deficit	(9,879,366)	(12,673,490)

Total liabilities and stockholders’ deficit	$202,351	$193,593

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Services income	$131,199	$-
Software sales	1,325	-

Total revenues	132,524	-

Operating expenses:
General and administrative	344,381	223,059
Depreciation and amortization	6,912	337

Total operating expenses	351,293	223,396

Loss from operations	(218,769)	(223,396)

Other income (expense):
Interest expense	(223,726)	(250,909)
Gain on change in derivative liabilities	3,225,346	2,146,358

Total other income (expense)	3,001,620	1,895,449

Income before income taxes	2,782,851	1,672,053

Provision for income taxes	-	-

Net income	$2,782,851	$1,672,053

Net income per common share:
Basic	$0.07	$0.04
Diluted	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	41,342,888	38,776,436
Diluted	1,341,085,509	951,711,590

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	-	$-	16,155	$16	36,000	$36	40,750,040	$40,750	$25,492,975	$(38,207,267)	$(12,673,490)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	1,976,160	1,976	9,297	-	11,273
Net income	-	-	-	-	-	-	-	-	-	2,782,851	2,782,851

Balance, March 31, 2019	-	$-	16,155	$16	36,000	$36	42,726,200	$42,726	$25,502,272	$(35,424,416)	$(9,879,366)

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2018 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	1,000	$1	16,155	$16	-	$-	38,776,436	$38,776	$20,537,950	$(30,038,453)	$(9,461,710)

Redeem Series A preferred shares	(1,000)	(1)	-	-	-	-	-	-	1	-	-
Net income	-	-	-	-	-	-	-	-	-	1,672,053	1,672,053

Balance, March 31, 2018	-	$-	16,155	$16	-	$-	38,776,436	$38,776	$20,537,951	$(28,366,400)	$(7,789,657)

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$2,782,851	$1,672,053
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,912	337
Amortization of debt discount to interest expense	165,045	210,262
Gain on change in derivative liabilities	(3,225,346)	(2,146,358)
Changes in assets and liabilities:
Increase in accounts receivable	(22,712)	-
Increase in prepaid expenses	(25,598)	(20,090)
Increase (decrease) in:
Accounts payable	37,675	39,446
Accrued expenses	(14,954)	(263)
Accrued interest, notes payable	56,805	40,648
Decrease in deferred revenue	(1,108)	-

Net cash used in operating activities	(240,430)	(203,965)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	192,000	191,500

Net cash provided by financing activities	192,000	191,500

Net decrease in cash	(48,430)	(12,465)
Cash, beginning of period	56,414	23,461

Cash, end of period	$7,984	$10,996

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	1,876	-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$192,000	$191,500
Common shares issued in conversion of debt	11,273	-
Redemption of Series A preferred stock	-	1
Increase in other assets and operating lease liability	18,352	-

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2019, our current liabilities exceeded our current assets by $10,011,476 and we had a total stockholders’ deficit of $9,879,366. In addition, prior to the Merger in November 2018, the Company did not generate any revenue, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. The Company has obtained operating funds primarily from the issuance of convertible debt. Management believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of the recently acquired EllisLab business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives. Without such additional capital we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment and intangible assets, operating lease obligations, impairment of assets, the deferred tax valuation allowance, the fair value of stock options and derivative liabilities. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019 and December 31, 2018, the Company believes the amounts reported for cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable, deferred revenue, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
March 31, 2019:
Derivative liabilities	$7,321,450	$-	$-	$7,321,450

Total liabilities measured at fair value	$7,321,450	$-	$-	$7,321,450

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

During the three months ended March 31, 2019, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2018	$7,809,054	$2,339,898	$214,153	$10,363,105
Addition to liabilities for new debt/shares issued	192,000	-	-	192,000
Elimination of liabilities for debt conversions	(8,309)	-	-	(8,309)
Change in fair value	(3,235,813)	16,409	(5,942)	(3,225,346)

Derivative liabilities at March 31, 2019	$4,756,932	$2,356,307	$208,211	$7,321,450

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

Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock, using the treasury stock method and the average market price per share during the period, and shares issuable upon exercise of convertible notes payable and convertible preferred stock.

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended March 31,
	2019	2018

Basic weighted average number of shares	41,342,888	38,776,436
Dilutive effect of:
Stock options	106,060,606	-
Series B preferred stock	359,000,000	359,000,000
Convertible notes payable	834,682,015	553,935,154

Diluted weighted average number of shares	1,341,085,509	951,711,590

Operating Lease

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter.

On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) ASC 842, “Leases.” ASC 842 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASC 842 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented.

The adoption of ASC 842 resulted in the measurement and recognition of an operating lease liability and corresponding right-of use asset (included in other assets) in the amount of $18,352 as of January 1, 2019. The operating lease liability was measured as the present value of assumed remaining lease payments using an estimated incremental borrowing rate. We amortize the right-of-use asset over the term of the lease.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2019 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months ended March 31, 2018 have been reclassified to conform to the presentation for the three months ended March 31, 2019.

NOTE 3 – MERGER

On November 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger Agreement, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc. The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. became the surviving company.

Pursuant to the Merger Agreement, Ellis has agreed to a covenant not to compete for a period of 2 years following the effective date of the Merger (the “Non-Competition Period”). Ellis further agreed that during the Non-Competition Period, he will not directly or indirectly solicit or agree to service for his benefit or the benefit of any third-party, any of the Company’s, Digital Locations, or EllisLab Corp. customers.

Pursuant to the Merger Agreement, during the period beginning on the effective date and ending on the 24 month anniversary thereof, Ellis will not directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or sell, or otherwise transfer or dispose of, any portion of the Series C preferred shares, or any shares of the Company’s common stock underlying the preferred shares, beneficially owned, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

Each of the parties to the Merger Agreement has made customary representations and warranties in the Merger Agreement.

On November 30, 2018, in connection with and pursuant to the Merger Agreement, the Company entered into a Nonstatutory Stock Option Agreement (the “Option Agreement”) with Derek Jones (“Jones”), whereby the Company issued to Jones an option to purchase 100,000,000 shares of the Common stock of the Company, at an exercise price of $0.005, in exchange for his surrender of an option to purchase 10% of the shares of outstanding common stock of EllisLab, Inc. The option is vested but may not be exercised for 2 years from the date of the Merger. The option contains a blocker that prevents Jones from exercising the Option if such exercise would result in beneficial ownership of more than 4.99% of the outstanding shares of the Company’s stock, without at least 61 days of prior notice. Under the Option, Jones is also subject to the Rule 144 restrictions of an affiliate.

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

Based on the report of the independent valuation firm, the total value of the consideration paid of $4,945,864 has been allocated as follows:

Cash	$35,822
Accounts receivable	22,235
Property and equipment, net	4,271
Accounts payable	(74,680)
Accrued expenses	(14,176)
Deferred revenue	(27,037)
Loans payable	(60,000)
Net liabilities	(113,565)
Intangible assets:
Intellectual property	37,000
Customer base	79,000
Trade-name/marks	8,000
Non-compete agreements	1,000
Goodwill	4,934,429

Total	$4,945,864

At December 31, 2018, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $4,934,429 was required.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018

Computer equipment	$49,605	$49,605
Office furniture and equipment	8,751	8,751
Total	58,356	58,356
Less accumulated depreciation	(53,825)	(53,163)

Net	$4,531	$5,193

Depreciation expense was $662 and $337 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were acquired in the Merger and consisted of the following

	March 31, 2019	December 31, 2018

Intellectual property	$37,000	$37,000
Customer base	79,000	79,000
Trade-name/marks	8,000	8,000
Non-compete agreements	1,000	1,000
Total	125,000	125,000
Less accumulated amortization	(8,333)	(2,083)

Net	$116,667	$122,917

Amortization expense was $6,250 and $0 for the three months ended March 31, 2019 and 2018, respectively.

6. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at March 31, 2019, matured two years from its effective date, or March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at March 31, 2019, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at March 31, 2019 has been extended to December 31, 2019.

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

March 2016 Convertible Promissory Note – $1,000,000

On March 4, 2016, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $1,000,000 (the “March 2016 $1,000,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from March 4, 2016.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. In March 2019, we issued the lender 1,976,160 shares of our common stock in consideration for the conversion of principal of $2,285 and accrued interest of $679, resulting in a principal balance of $17,385 at March 31, 2019.

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

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “June 2017 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from June 2, 2017.

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

December 2017 Convertible Promissory Note – $500,000

On December 14, 2017, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “December 2017 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from December 14, 2017.

On December 14, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense.

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,110 and the debt discount has been fully amortized to interest expense.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,247 and the debt discount has been fully amortized to interest expense.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $10,096 and the debt discount has been fully amortized to interest expense.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $1,300 and the debt discount has been fully amortized to interest expense.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $18,986, resulting in a remaining debt discount of $1,899 as of March 31, 2019.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $14,795, resulting in a remaining debt discount of $6,082 as of March 31, 2019.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $12,822, resulting in a remaining debt discount of $9,688 as of March 31, 2019.

On July 10, 2018, we received proceeds of $35,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $8,630, resulting in a remaining debt discount of $9,685 as of March 31, 2019.

On August 16, 2018, we received proceeds of $24,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $24,500 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,041, resulting in a remaining debt discount of $9,263 as of March 31, 2019.

August 2018 Convertible Promissory Note – $500,000

On August 17, 2018, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “August 2018 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.01; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance.

On August 17, 2018, we received proceeds of $10,500 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,500 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,589, resulting in a remaining debt discount of $3,999 as of March 31, 2019.

On September 13, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $7,397, resulting in a remaining debt discount of $13,644 as of March 31, 2019.

On October 8, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,165, resulting in a remaining debt discount of $13,082 as of March 31, 2019.

On October 26, 2018, we received proceeds of $12,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,959, resulting in a remaining debt discount of $6,871 as of March 31, 2019.

On November 5, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,164, resulting in a remaining debt discount of $15,000 as of March 31, 2019.

On November 28, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $7,397, resulting in a remaining debt discount of $19,891 as of March 31, 2019.

On November 30, 2018, we received proceeds of $10,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,466, resulting in a remaining debt discount of $6,685 as of March 31, 2019.

On December 24, 2018, we received proceeds of $50,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $12,329, resulting in a remaining debt discount of $36,712 as of March 31, 2019.

On January 17, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $5,000, resulting in a remaining debt discount of $20,000 as of March 31, 2019.

On February 25, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,329, resulting in a remaining debt discount of $22,671 as of March 31, 2019.

On March 22, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $615, resulting in a remaining debt discount of $24,385 as of March 31, 2019.

On March 26, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $205, resulting in a remaining debt discount of $14,795 as of March 31, 2019.

November 23, 2018 Convertible Promissory Note – $33,000

Effective November 23, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures November 23, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $8,137, resulting in a remaining debt discount of $21,427 as of March 31, 2019.

December 5, 2018 Convertible Promissory Note – $33,000

Effective December 5, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures December 5, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $8,137, resulting in a remaining debt discount of $22,512 as of March 31, 2019.

January 25, 2019 Convertible Promissory Note – $38,000

Effective January 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures January 25, 2020. The Company received proceeds of $35,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,767, resulting in a remaining debt discount of $31,233 as of March 31, 2019.

February 13, 2019 Convertible Promissory Note – $38,000

Effective February 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures February 13, 2020. The Company received proceeds of $35,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $4,789, resulting in a remaining debt discount of $33,211 as of March 31, 2019.

March 25, 2019 Convertible Promissory Note – $35,000

Effective March 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $35,000. The note matures March 25, 2020. The Company received proceeds of $32,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $574, resulting in a remaining debt discount of $34,426 as of March 31, 2019.

Total accrued interest payable on notes payable was $398,878 and $342,752 as of March 31, 2019 and December 31, 2018, respectively.

7. CAPITAL STOCK

At March 31, 2019, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of March 31, 2019 and December 31, 2018, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

The holders of outstanding shares of the Series B Preferred Stock (the “Series B Holders”) are entitled to receive dividends pari passu with the holders of Common Stock, except upon a liquidation, dissolution and winding up of the Company, in which case the Series B Preferred Stock has a preference. Such dividends will be paid equally to all outstanding shares of Series B Preferred Stock and Common Stock, on an as-if-converted basis with respect to the Series B Preferred Stock. The Series B Holders may elect to use the most favorable conversion price for the purpose of determining the as-if-converted number of shares.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series B Holder shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to one hundred dollars ($100) for each such share of the Series B Preferred Stock (as adjusted for any combinations, consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, before any payment is made or any assets distributed to the holders of the Common Stock. After such payment, the remaining assets of the Company will be distributed to the holders of Common Stock.

If the assets to be distributed to the Series B Holders are insufficient to permit the receipt by such Holders of the full preferential amounts, then all of such assets will be distributed among such Holders ratably in accordance with the number of such shares then held by each such Holder.

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

The Series B Preferred Stock is convertible into Common Stock.

The Series B Holder has the right, at any time, at its election, to convert all or part of the Share Value into shares of Common Stock. The conversion price is the lesser of (1) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after December 12, 2012 or (2) the lowest effective price per share granted to any person or entity, including the Series B Holder but excluding officers and directors of the Company, to acquire Common Stock, or adjusted, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents (the “Conversion Price”).

The conversion formula is as follows: The number of shares receivable upon conversion equals the Share Value divided by the Conversion Price. A conversion notice (the “Conversion Notice”) may be delivered to Company by any method of the Series B Holder’s choice (including but not limited to email, facsimile, mail, overnight courier, or personal delivery), and all conversions will be cashless and not require further payment from the Holder. If no objection is delivered from the Company to the Series B Holder, with respect to any variable or calculation reflected in the Conversion Notice, within 24 hours of delivery of the Conversion Notice, the Company will thereafter be deemed to have irrevocably confirmed and ratified such notice of conversion and waived any objection. The Company will deliver the shares of Common Stock from any conversion to the Series B Holder (in any name directed by the Series B Holder) within three (3) business days of Conversion Notice delivery. If the Company is participating in the Depository Trust Company (“DTC”) Fast Automated Securities Transfer (“FAST”) program, then upon request of the Holder and provided that the shares to be issued are eligible for transfer under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or are effectively registered under the Securities Act, the Company will cause its transfer agent to electronically issue the Common Stock issuable upon conversion to the Holder through the DTC Direct Registration System (“DRS”). If the Company is not participating in the DTC FAST program, then the Company agrees in good faith to apply and cause the approval for participation in the DTC FAST program.

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

If the Company fails to deliver shares in accordance with the required time frame, then for each conversion, a penalty of $1,500 per day will be assessed for each day after the third business day (inclusive of the day of the conversion) until share delivery is made. Such penalty may be converted into Common Stock at the Conversion Price or payable in cash, at the sole option of the Series B Holder (under the Holder’s and the Company’s expectations that any penalty amounts shall tack back to the original date of the issuance of Series B Preferred Stock, consistent with applicable securities laws).

In no event will the Series B Holder be entitled to convert any Series B Preferred Stock, such that upon conversion the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of this Series B Preferred Stock or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to these limitations), and (2) the number of shares of Common Stock issuable upon the conversion of Series B Preferred Stock, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock. The limitations on conversion may be waived by the Holder upon, at the election of the Series B Holder, not less than 61 days prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Series B Holder, as may be specified in such notice of waiver).

Except as required by law, the Series B Holders are not entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting). Each Holder of outstanding shares of Series B Preferred Stock will be entitled, on the same basis as holders of Common Stock, to receive notice of such action or meeting.

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

The Series B Holder has the right, at its sole discretion, to elect a fixed conversion price for the Series B Preferred Stock. The Fixed Conversion Price may not be lower than the Conversion Price. The Company will not, by amendment of its Certificate of Incorporation, bylaws or through any reorganization, transfer of assets, consolidation, merger, scheme of arrangement, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Series B Certificate, and will at all times carry out all the provisions of the Series B Certificate.

On March 2, 2016, the Company filed a Certificate of Designation for its Series B Preferred Stock (the “Series B Certificate”) with the Secretary of State of Nevada designating 30,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share.

Series C Preferred Stock

In November 2018, the Company filed a Certificate of Designation for its Series C Preferred Stock (the “Series C Certificate”) with the Secretary of State of Nevada designating 36,000 shares of its authorized preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock have a par value of $0.001 per share. The total face value of this entire series is three million dollars ($3,600,000). Each share of Series C Preferred Stock has a stated face value of One Hundred Dollars ($100) (“Share Value”) and is convertible into shares of fully paid and non-assessable shares of common stock of the Company.

As discussed in Note 3, the Company issued 36,000 shares of Series C Preferred Stock to the owner of the common stock of EllisLab, Inc. in the Merger, which shares were outstanding at March 31, 2019 and December 31, 2018.

The holders of outstanding shares of the Series C Preferred Stock (the “Series C Holders”) shall be entitled to receive dividends pari passu (on a pro rata basis) with the holders of Series B Preferred Stock and Common Stock, except upon a liquidation, dissolution and winding up of the Company. Such dividends shall be paid equally to all outstanding shares of Series C Preferred Stock, Series B Preferred Stock and Common Stock, on an as-if-converted basis with respect to the Series C Preferred Stock and Series B Preferred Stock.

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

Except as required by law or as specifically provided in the Certificate of Designation, the Series C Holders shall not be entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting); provided, however, that each Series C Holder shall be entitled, on the same basis as holders of Common Stock, to receive notice of such action or meeting.

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

As of March 31, 2019 and December 31, 2018, the Company had 42,726,200 and 40,750,040 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2019, the Company issued 1,976,160 shares of common stock at fair value in consideration for the conversion of $2,285 of convertible promissory notes and accrued interest payable of $679. In connection with the debt conversion, the Company reduced derivative liabilities by $8,309. There was no gain or loss on settlement of debt due to the conversion occurring within the terms of the convertible note.

During the three months ended March 31, 2018, the Company did not issue any shares of common stock.

8. STOCK OPTIONS AND WARRANTS

As of March 31, 2019, the Board of Directors of the Company had granted non-qualified stock options and warrants exercisable for a total of 141,405,000 shares of common stock to its employees, officers, and consultants.

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

We recognized no stock-based compensation expense for the three months ended March 31, 2019 and 2018.

As of March 31, 2019, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock options and warrants as of March 31, 2019, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	141,406,250	$0.006	9.84
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(1,250)	$14.80

Outstanding at March 31, 2019	141,405,000	$0.006	9.60	$224,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0066 as of March 31, 2019, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

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

The significant assumptions used in the valuation of the derivative liabilities at March 31, 2019 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0066
Conversion price	$0.0045
Risk free interest rates	2.37% - 2.58%
Years to maturity	15.0
Expected volatility	236%–373%

The value of our derivative liabilities was estimated as follows at:

	March 31, 2019	December 31, 2018

Convertible notes payable	$4,756,932	$7,809,054
Series B preferred stock	2,356,307	2,339,898
Warrants	208,211	214,153

Total	$7,321,450	$10,363,105

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

10. OPERATING LEASE

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter. Management has assumed a three-year life for the sublease arrangement. On January 1, 2019, we adopted ASC 842, “Leases,” which resulted in the recognition of an operating lease liability and corresponding right-of use asset (“ROU”) (included in other assets) in the amount of $18,352.

As of March 31, 2019, the operating lease liability and ROU asset had a balance of $15,790. The current portion of the operating lease liability at March 31. 2019 was $10,912.

For the three months ended March 31, 2019, the Company recognized operating lease cost of $3,000,

The table below reconciles the Company’s future cash obligations for the operating lease liability recorded on the consolidated balance sheet as March 31, 2019:

2019	$9,000
2020	8,000
Total minimum lease payments	17,000
Less amount representing interest	(1,210)

Present value of operating lease obligation	$15,790

11. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Interim Chief Executive Officer and Acting Chief Financial Officer, receives annual consulting fees of $120,000, of which $30,000 were paid in each of the three months ended March 31, 2019 and 2018.

Effective December 1, 2018, Rick Ellis, Chief Executive Officer of EllisLab Corp., receives a monthly salary of $10,000, or $30,000 for the three months ended March 31, 2019.

See Note 6 for discussion of convertible notes payable with related parties.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent Borrowings

We received advances under the August 2018 $500,000 CPN of $15,000 on April 11, 2019 and $65,000 on April 19, 2019.

Convertible Note Conversions

On April 1, 2019, a lender converted $2,270 principal and $692 accrued interest payable into 1,974,796 common shares of the Company.

On May 3, 2019, a lender converted $2,255 principal and $707 accrued interest payable into 1,974,927 common shares of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019, and in other reports filed by us with the SEC

You should read the following description of our financial condition and results of operations in conjunction with the condensed financial statements and accompanying notes included in this report.

Current Overview

On November 30, 2018, the Company entered into an Agreement and Plan of Merger with EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc. The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. (“EllisLab”) became the surviving company. EllisLab is the developer of an open-source CMS software, called ExpressionEngine, with an early stage development effort to use AI in the creation of highly personalized digital content and online experiences.

In November 2018, we transformed ExpressionEngine into a free and open source software platform (FOSS), following in the footsteps of RedHat, WordPress and other successful open source platforms. Doing so will allow us to quickly increase the user base of ExpressionEngine. From this community we intend to collaborate, distill, and develop our AI-based content personalization products and services.

In changing to a FOSS model, we no longer derive our revenue from software sales, but rather from complementary services and premium add-ons to the ExpressionEngine platform and community. We are currently executing a plan to achieve profitability with these new products and services.

The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase, and the accounts of EllisLab Corp. are consolidated with those of the Company as of December 1, 2018. Therefore, the results of operations and cash flows for the three months ended March 31, 2019 are not comparable to results of operations reported for the three months ended March 31, 2018.

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2019, our current liabilities exceeded our current assets by $10,011,476 and we had a total stockholders’ deficit of $9,879,366. In addition, prior to the Merger in November 2018, the Company did not generate any revenue, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. The Company has obtained operating funds primarily from the issuance of convertible debt. Management believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of the recently acquired EllisLab business. There can be no assurance, however, that the Company will be successful in accomplishing its objectives. Without such additional capital we may be required to cease operations. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

Revenues for the three months ended March 31, 2019 totaled $132,524, comprised of services income of $131,199 and software sales of $1,325. As discussed above, revenues are EllisLab revenues and we had no revenues prior to the Merger.

General and Administrative Expenses

General and administrative expenses increased by $121,322 to $344,381 in the three months ended March 31, 2019 from $223,059 in the three months ended March 31, 2018. The increase in general and administrative expenses is due primarily to inclusion of EllisLab operating expenses, particularly payroll and payroll related expenses, and increased professional fees incurred with the Merger.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6,912 and $337 for the three months ended March 31, 2019 and 2018, respectively. Our investment in property and equipment currently is not material to our operations. The increase in depreciation and amortization expense in the current year resulted from the amortization of intangible assets acquired in the Merger.

Other Income (Expense)

Total other income was $3,001,620 and $1,895,449 for the three months ended March 31, 2019 and 2018, respectively. The total income for both periods resulted from a gain on change in derivative liabilities, partially offset by interest expense.

We reported a gain on change in derivative liabilities of $3,225,346 and $2,146,358 in the three months ended March 31, 2019 and 2018, respectively. Our convertible debt continued to increase during the current year resulting in additional derivative liabilities. We estimate the fair value of the derivatives associated with our convertible notes, certain stock options and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense decreased by $27,183 to $223,726 for the three months ended March 31, 2019 from $250,909 for the three months ended March 31, 2018. The increase in interest expense resulted primarily from the timing of amortization from lower amortization of debt discount in the current year, partially offset by additional interest expense accrued on additional convertible notes payable.

Net Income

Primarily as a result of gains on change in derivative liabilities, and as a result of the activity discussed above, we reported net income of $2,782,851 and $1,672,053 in the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $65,363, including cash of $7,984, and total current liabilities of $10,076,839, resulting in a working capital deficit of $10,011,476,. Included in our current liabilities at March 31,2019 are derivative liabilities totaling $7,321,450, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable. During the three months ended March 31, 2019, we received proceeds of $192,000.

During the three months ended March 31, 2019, we used net cash of $240,430 in operating activities as a result of our net income of $2,782,851, non-cash expenses totaling $171,957, increases in accounts payable of $37,675 and accrued expenses and other current liabilities of $41,851, offset by non-cash gain of $3,225,346, increases in accounts receivable of $22,712, prepaid expenses of $25,598 and decrease in deferred revenue of $1,108.

During the three months ended March 31, 2018, we used net cash of $203,965 in operating activities as a result of our net income of $1,672,053, non-cash expenses totaling $210,599 and increases in accounts payable of $39,446 and accrued expenses of $40,385, offset by non-cash gain of $2,146,358 and increase in prepaid expenses of $20,090.

During the three months ended March 31, 2019 and 2018, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the three months ended March 31, 2019 and 2018 was $192,000 and $191,500, respectively, comprised of proceeds from convertible notes payable.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base, trade-names/marks and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate their carrying value may not be recoverable.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019 and December 31, 2018, the Company believes the amounts reported for cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable, deferred revenue, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
March 31, 2019:
Derivative liabilities	$7,321,450	$-	$-	$7,321,450

Total liabilities measured at fair value	$7,321,450	$-	$-	$7,321,450

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

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

Operating Lease

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter.

On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) ASC 842, “Leases.” ASC 842 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASC 842 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented.

The adoption of ASC 842 resulted in the measurement and recognition of an operating lease liability and corresponding right-of use asset (included in other assets) in the amount of $18,352 as of January 1, 2019. The operating lease liability was measured as the present value of assumed remaining lease payments using an estimated incremental borrowing rate. We amortize the right-of-use asset over the term of the lease.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Interim Chief Executive Officer and Acting Chief Financial Officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Interim Chief Executive Officer and Acting Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.

As of March 31, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of March 31, 2019, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of March 31, 2019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” (2013 Framework) issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed on April 1, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2019, the Company issued 1,976,160 shares of common stock at fair value of $0.0015 per share to a lender in consideration for the conversion of $2,285 of convertible promissory notes and accrued interest payable of $679. The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*

Certification of the Interim Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Interim Chief Executive Officer and Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

__________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 15, 2019.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Interim Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

