Form 10-Q
period 2019-06-30
Digital Locations, Inc.
filed 2019-08-13
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

 The number of shares of registrant’s common stock outstanding, as of August 13, 2019 was 80,605,748.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets:
Cash	$37,360	$56,414
Accounts receivable	17,151	3,434
Prepaid expenses	22,331	5,635
Total current assets	76,842	65,483

Property and equipment, net	3,663	5,193
Intangible assets, net	110,417	122,917
Operating lease right to use	13,163	-

Total assets	$204,085	$193,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$209,448	$191,312
Accrued expenses and other current liabilities	6,694	19,132
Accrued interest, notes payable	457,057	342,752
Deferred revenue	27,514	25,718
Operating lease liability, current portion	11,187	-
Derivative liabilities	7,069,101	10,363,105
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $388,440 and $341,206, respectively	2,127,020	1,836,964
Total current liabilities	9,996,121	12,867,083

Operating lease liability, long-term portion	1,976	-

Total liabilities	9,998,097	12,867,083

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 16,155 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	16	16
Series C, 36,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	36	36
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 73,456,860 and 40,750,040 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	73,457	40,750
Additional paid-in capital	25,619,339	25,492,975
Accumulated deficit	(35,486,860)	(38,207,267)
Total stockholders’ deficit	(9,794,012)	(12,673,490)

Total liabilities and stockholders’ deficit	$204,085	$193,593

 See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Services income	$47,566	$-	$178,765	$-
Commissions and fees	39,915	-	39,915	-
Software sales	1,531	-	2,856	-

Total revenues	89,012	-	221,536	-

Operating expenses:
General and administrative	261,580	154,332	605,961	377,391
Depreciation and amortization	7,118	337	14,030	674

Total operating expenses	268,698	154,669	619,991	378,065

Loss from operations	(179,686)	(154,669)	(398,455)	(378,065)

Other income (expense):
Interest expense	(260,784)	(261,192)	(484,510)	(512,101)
Gain on change in derivative liabilities	378,026	118,565	3,603,372	2,264,923

Total other income (expense)	117,242	(142,627)	3,118,862	1,752,822

Income (loss) before income taxes	(62,444)	(297,296)	2,720,407	1,374,757

Provision for income taxes	-	-	-	-

Net income (loss)	$(62,444)	$(297,296)	$2,720,407	$1,374,757

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)	$0.06	$0.04
Diluted	$(0.00)	$(0.01)	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	50,774,989	38,776,436	46,084,995	38,776,436
Diluted	50,774,989	38,776,436	3,445,038,856	1,224,872,364

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	-	$-	16,155	$16	36,000	$36	40,750,040	$40,750	$25,492,975	$(38,207,267)	$(12,673,490)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	32,706,820	32,707	126,364	-	159,071
Net income	-	-	-	-	-	-	-	-	-	2,720,407	2,720,407

Balance, June 30, 2019	-	$-	16,155	$16	36,000	$36	73,456,860	$73,457	$25,619,339	$(35,486,860)	$(9,794,012)

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2018 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	1,000	$1	16,155	$16	-	$-	38,776,436	$38,776	$20,537,950	$(30,038,453)	$(9,461,710)

Redeem Series A preferred shares	(1,000)	(1)	-	-	-	-	-	-	1	-	-
Net income	-	-	-	-	-	-	-	-	-	1,374,757	1,374,757

Balance, June 30, 2018	-	$-	16,155	$16	-	$-	38,776,436	$38,776	$20,537,951	$(28,663,696)	$(8,086,953)

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$2,720,407	$1,374,757
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,030	674
Amortization of debt discount to interest expense	362,766	425,959
Gain on change in derivative liabilities	(3,603,372)	(2,264,923)
Changes in assets and liabilities:
Increase in accounts receivable	(13,717)	-
Increase in prepaid expenses	(16,696)	(13,394)
Increase (decrease) in:
Accounts payable	18,136	11,118
Accrued expenses	(12,438)	(262)
Accrued interest, notes payable	118,034	86,141
Deferred revenue	1,796	-

Net cash used in operating activities	(411,054)	(379,930)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	392,000	380,500

Net cash provided by financing activities	392,000	380,500

Net increase (decrease) in cash	(19,054)	570
Cash, beginning of period	56,414	23,461

Cash, end of period	$37,360	$24,031

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,876	$-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$392,000	$380,500
Common shares issued in conversion of debt	$159,071	$-
Redemption of Series A preferred stock	$-	$1
Increase in other assets and operating lease liability	$18,352	$-

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2019, our current liabilities exceeded our current assets by $9,919,279 and we had a total stockholders’ deficit of $9,794,012. In addition, prior to the Merger in November 2018, the Company did not generate any revenue, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Intangible Assets

Intangible assets consist primarily of intellectual property, customer base, trade-names/marks and non-compete agreements acquired in the Merger, which are amortized on a straight-line basis over their estimated useful lives of 5 years. Intangible assets are reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, and December 31, 2018, the Company believes the amounts reported for cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable, deferred revenue, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
June 30, 2019:
Derivative liabilities	$7,069,101	$-	$-	$7,069,101

Total liabilities measured at fair value	$7,069,101	$-	$-	$7,069,101

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

During the six months ended June 30, 2019, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2018	$7,809,054	$2,339,898	$214,153	$10,363,105
Addition to liabilities for new debt/shares issued	392,000	-	-	392,000
Elimination of liabilities for debt conversions	(82,632)	-	-	(82,632)
Change in fair value	(3,614,742)	107,315	(95,945)	(3,603,372)

Derivative liabilities at June 30, 2019	$4,503,680	$2,447,213	$118,208	$7,069,101

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

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Basic weighted average number of shares	50,774,989	38,776,436	46,084,995	38,776,436
Dilutive effect of:
Stock options	-	-	-	-
Series B preferred stock	-	-	576,964,286	359,000,000
Series C preferred stock	-	-	720,000,000	-
Convertible notes payable	-	-	2,101,989,575	827,095,928

Diluted weighted average number of shares	50,774,989	38,776,436	3,445,038,856	1,224,872,364

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2019 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months and six months ended June 30, 2018 have been reclassified to conform to the presentation for the three months and six months ended June 30, 2019.

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

Based on the report of the independent valuation firm, the total value of the consideration paid of $4,945,864 has been allocated as follows:

Cash	$35,822
Accounts receivable	22,235
Property and equipment, net	4,271
Accounts payable	(74,680)
Accrued expenses	(14,176)
Deferred revenue	(27,037)
Loans payable	(60,000)
Net liabilities	(113,565)
Intangible assets:
Intellectual property	37,000
Customer base	79,000
Trade-name/marks	8,000
Non-compete agreements	1,000
Goodwill	4,934,429

Total	$4,945,864

At December 31, 2018, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $4,934,429 was required.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018

Computer equipment	$49,605	$49,605
Office furniture and equipment	8,751	8,751
Total	58,356	58,356
Less accumulated depreciation	(54,693)	(53,163)

Net	$3,663	$5,193

Depreciation expense was $868 and $337 for the three months ended June 30, 2019 and 2018, respectively and $1,530 and $674 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were acquired in the Merger and consisted of the following

	June 30, 2019	December 31, 2018

Intellectual property	$37,000	$37,000
Customer base	79,000	79,000
Trade-name/marks	8,000	8,000
Non-compete agreements	1,000	1,000
Total	125,000	125,000
Less accumulated amortization	(14,583)	(2,083)

Net	$110,417	$122,917

Amortization expense was $6,250 and $0 for the three months ended June 30, 2019 and 2018, respectively and $12,500 and $0 for the six months ended June 30, 2019 and 2018, respectively.

6. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at June 30, 2019, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at June 30, 2019, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at June 30, 2019 has been extended to December 31, 2019.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the six months ended June 30, 2019, we issued the lender a total of 5,925,853 shares of our common stock in consideration for the conversion of principal of $6,810 and accrued interest of $2,079, resulting in a principal balance of $17,385 at June 30, 2019.

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

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,110 and the debt discount has been fully amortized to interest expense.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,247 and the debt discount has been fully amortized to interest expense.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $10,096 and the debt discount has been fully amortized to interest expense.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $1,300 and the debt discount has been fully amortized to interest expense.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,885 and the debt discount has been fully amortized to interest expense.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,877 and the debt discount has been fully amortized to interest expense.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $22,500, and the debt discount has been fully amortized to interest expense.

On July 10, 2018, we received proceeds of $35,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $17,356, resulting in a remaining debt discount of $959 as of June 30, 2019.

On August 16, 2018, we received proceeds of $24,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $24,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $12,149, resulting in a remaining debt discount of $3,155 as of June 30, 2019.

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

On August 17, 2018, we received proceeds of $10,500 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $5,207, resulting in a remaining debt discount of $1,381 as of June 30, 2019.

On September 13, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $14,877, resulting in a remaining debt discount of $6,164 as of June 30, 2019.

On October 8, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $12,397, resulting in a remaining debt discount of $6,850 as of June 30, 2019.

On October 26, 2018, we received proceeds of $12,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $5,951, resulting in a remaining debt discount of $3,879 as of June 30, 2019.

On November 5, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $12,397, resulting in a remaining debt discount of $8,767 as of June 30, 2019.

On November 28, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $14,877, resulting in a remaining debt discount of $12,411 as of June 30, 2019.

On November 30, 2018, we received proceeds of $10,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $4,959, resulting in a remaining debt discount of $4,192 as of June 30, 2019.

On December 24, 2018, we received proceeds of $50,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $24,795, resulting in a remaining debt discount of $24,246 as of June 30, 2019.

On January 17, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $11,253, resulting in a remaining debt discount of $13,767 as of June 30, 2019.

On February 25, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $8,562, resulting in a remaining debt discount of $16,438 as of June 30, 2019.

On March 22, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,831, resulting in a remaining debt discount of $18,169 as of June 30, 2019.

On March 26, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $3,934, resulting in a remaining debt discount of $11,066 as of June 30, 2019.

On April 11, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $3,279, resulting in a remaining debt discount of $11,721 as of June 30, 2019.

On April 19, 2019, we received proceeds of $65,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $12,787, resulting in a remaining debt discount of $52,213 as of June 30, 2019.

On June 28, 2019, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $164, resulting in a remaining debt discount of $29,836 as of June 30, 2019.

November 23, 2018 Convertible Promissory Note – $33,000

Effective November 23, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures November 23, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $29,564, and the debt discount has been fully amortized to interest expense. During the six months ended June 30, 2019, we issued the lender a total of 10,690,179 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the note in full.

December 5, 2018 Convertible Promissory Note – $33,000

Effective December 5, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures December 5, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $30,612, resulting in a remaining debt discount of $37 as of June 30, 2019. During the six months ended June 30, 2019, we issued the lender a total of 16,090,758 shares of our common stock in consideration for the conversion of principal of $32,900, resulting in a principal balance of $100 as of June 30, 2019.

January 25, 2019 Convertible Promissory Note – $38,000

Effective January 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures January 25, 2020. The Company received proceeds of $35,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $16,241, resulting in a remaining debt discount of $21,759 as of June 30, 2019.

February 13, 2019 Convertible Promissory Note – $38,000

Effective February 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures February 13, 2020. The Company received proceeds of $35,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $14,263, resulting in a remaining debt discount of $23,737 as of June 30, 2019.

March 25, 2019 Convertible Promissory Note – $35,000

Effective March 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $35,000. The note matures March 25, 2020. The Company received proceeds of $32,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $9,276, resulting in a remaining debt discount of $25,724 as of June 30, 2019.

May 23, 2019 Convertible Promissory Note – $33,000

Effective May 23, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures May 23, 2020. The Company received proceeds of $30,000 after an original issue discount of $1,750 and payment of $1,250 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $3,426, resulting in a remaining debt discount of $29,574 as of June 30, 2019.

May 24, 2019 Convertible Promissory Note – $33,000

Effective May 24, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures May 24, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $3,336, resulting in a remaining debt discount of $29,664 as of June 30, 2019.

June 27, 2019 Convertible Promissory Note – $33,000

Effective June 27, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures June 27, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $270, resulting in a remaining debt discount of $32,730 as of June 30, 2019.

Total accrued interest payable on notes payable was $457,057 and $342,752 as of June 30, 2019 and December 31, 2018, respectively.

7. CAPITAL STOCK

At June 30, 2019, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of June 30, 2019, and December 31, 2018, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

As discussed in Note 3, the Company issued 36,000 shares of Series C Preferred Stock to the owner of the common stock of EllisLab, Inc. in the Merger, which shares were outstanding at June 30, 2019 and December 31, 2018.

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

Each share of Series C Preferred Stock is convertible into twenty thousand (20,000) shares of the Company’s fully paid and nonassessable shares of Common Stock, as adjusted. The Series C Preferred Stock shall contain the respective rights, privileges and designations as are set forth in the Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock appended hereto as Exhibit 4.1. The Series C contains a blocker that prevents the Holder from converting the Series C Preferred if such exercise would result in beneficial ownership of more than 4.99% of the outstanding shares of the Company’s stock, without at least 61 days of prior notice. Under the Series C Preferred Stock, the Holder is also subject to the Rule 144 restrictions of an affiliate.

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

As of June 30, 2019, and December 31, 2018, the Company had 73,456,860 and 40,750,040 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2019, the Company issued a total of 32,706,820 shares of common stock at fair value in consideration for the conversion of $72,710 of convertible promissory notes and accrued interest payable of $3,729. In connection with the debt conversions, the Company reduced derivative liabilities by $82,632. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible note.

During the six months ended June 30, 2018, the Company did not issue any shares of common stock.

8. STOCK OPTIONS AND WARRANTS

As of June 30, 2019, the Board of Directors of the Company had granted non-qualified stock options and warrants exercisable for a total of 141,405,000 shares of common stock to its employees, officers, and consultants.

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

We recognized no stock-based compensation expense for the three months and six months ended June 30, 2019 and 2018.

As of June 30, 2019, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock options and warrants as of June 30, 2019, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	141,406,250	$0.006	9.84
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(1,250)	$14.80

Outstanding at June 30, 2019	141,405,000	$0.006	9.35	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0028 as of June 30, 2019, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

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

The significant assumptions used in the valuation of the derivative liabilities at June 30, 2019 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0028
Conversion price	$2.00 - $0.0015
Risk free interest rates	0.91% - 2.71%
Years to maturity	15.0
Expected volatility	111% - 392%

The value of our derivative liabilities was estimated as follows at:

	June 30, 2019	December 31, 2018

Convertible notes payable	$4,503,680	$7,809,054
Series B preferred stock	2,447,213	2,339,898
Warrants	118,208	214,153

Total	$7,069,101	$10,363,105

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

As of June 30, 2019, the operating lease liability and ROU asset had a balance of $13,163. The current portion of the operating lease liability as of June 30, 2019 was $11,187.

For the six months ended June 30, 2019, the Company recognized operating lease cost of $6,000,

The table below reconciles the Company’s future cash obligations for the operating lease liability recorded on the consolidated balance sheet as June 30, 2019:

2019	$6,000
2020	8,000
Total minimum lease payments	14,000
Less amount representing interest	(837)

Present value of operating lease obligation	$13,163

11. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Acting Chief Financial Officer and former Interim Chief Executive Officer , receives annual consulting fees of $120,000, of which $30,000 and $60,000 were paid in each of the three months and six months ended June 30, 2019 and 2018, respectively.

Effective December 1, 2018, Rick Ellis, Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., receives a monthly salary of $10,000, or $30,000 and $60,000 for the three months and six months ended June 30, 2019, respectively.

See Note 6 for discussion of convertible notes payable with related parties.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent Borrowings

We received an advance under the August 2018 $500,000 CPN of $40,000 on July 29, 2019.

Convertible Note Conversions

On July 1, 2019, a lender converted $100 principal and $1,650 accrued interest payable into 1,029,412 common shares of the Company.

On July 15, 2019, a lender converted $2,000 principal and $667 accrued interest payable into 2,319,476 common shares of the Company.

On August 8, 2019, a lender converted $4,386 principal and $250 in fees into 3,800,000 common shares of the Company.

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

The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase, and the accounts of EllisLab Corp. are consolidated with those of the Company as of December 1, 2018. Therefore, the results of operations and cash flows for the six months ended June 30, 2019 are not comparable to results of operations reported for the six months ended June 30, 2018.

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2019, our current liabilities exceeded our current assets by $9,919,279 and we had a total stockholders’ deficit of $9,794,012. In addition, prior to the Merger in November 2018, the Company did not generate any revenue, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Months and Six Months Ended June 30, 2019 Compared to the Three Months and Six Months Ended June 30, 2018

Revenues

Revenues for the three months ended June 30, 2019 totaled $89,012, comprised of services income of $47,566, commissions and fees of $39,915 and software sales of $1,531. Revenues for the six months ended June 30, 2019 totaled $221,536, comprised of services income of $178,765, commissions and fees of $39,915 and software sales of $2,856. As discussed above, revenues are EllisLab revenues and we had no revenues prior to the Merger.

General and Administrative Expenses

General and administrative expenses increased by $107,248 to $261,580 in the three months ended June 30, 2019 from $154,332 in the three months ended June 30, 2018 and increased by $228,570 to $605,961 in the six months ended June 30, 2019 from $377,391 in the six months ended June 30, 2018. The increase in general and administrative expenses is due primarily to inclusion of EllisLab operating expenses, particularly payroll and payroll related expenses, and increased professional fees incurred with the Merger.

Depreciation and Amortization Expense

Depreciation and amortization expense totaled $7,118 and $337 for the three months ended June 30, 2019 and 2018, respectively, and totaled $14,030 and $674 for the six months ended June 30, 2019 and 2018, respectively. Our investment in property and equipment currently is not material to our operations. The increase in depreciation and amortization expense in the current year resulted from the amortization of intangible assets acquired in the Merger.

Other Income (Expense)

Total other income was $117,242 for the three months ended June 30, 2019 and total other expense was $142,627 for the three months ended June 30, 2018. Total other income was $3,118,862 and $1,752,822 for the six months ended June 30, 2019 and 2018, respectively. The total other income for these periods resulted from a gain on change in derivative liabilities, partially offset by interest expense.

We reported a gain on change in derivative liabilities of $378,026 and $118,565 in the three months ended June 30, 2019 and 2018, respectively, and $3,603,372 and $2,264,923 in the six months ended June 30, 2019 and 2018, respectively. Our convertible debt continued to increase during the current year resulting in additional derivative liabilities. We estimate the fair value of the derivatives associated with our convertible notes, certain stock options and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense decreased $408 to $260,787 for the three months ended June 30, 2019 from $261,192 for the three months ended June 30, 2018 and decreased $27,591 to $484,510 for the six months ended June 30, 2019 from $512,101 for the six months ended June 30, 2018. The decrease in interest expense resulted primarily from the timing of amortization from lower amortization of debt discount in the current year, partially offset by additional interest expense accrued on additional convertible notes payable.

Net Income (Loss)

As a result of the activity reported above, we reported net losses of $62,444 and $297,296 in the three months ended June 30, 2019 and 2018, respectively. Primarily as a result of gains on change in derivative liabilities, we reported net income of $2,720,407 and $1,374,757 in the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $76,842, including cash of $37,360, and total current liabilities of $9,996,121, resulting in a working capital deficit of $9,919,279. Included in our current liabilities at June 30 ,2019 are derivative liabilities totaling $7,069,101, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable. During the six months ended June 30, 2019, we received proceeds of $392,000.

During the six months ended June 30, 2019, we used net cash of $411,054 in operating activities as a result of our net income of $2,720,407, non-cash expenses totaling $376,796, increases in accounts payable of $18,136, accrued interest, note payable of $118,034 and deferred revenue of $1,796, offset by non-cash gain of $3,603,372, increases in accounts receivable of $13,717, prepaid expenses of $16,696 and decrease in accrued expenses of $12,438.

During the six months ended June 30, 2018, we used net cash of $379,930 in operating activities as a result of our net income of $1,374,757, non-cash expenses totaling $426,633 and increases in accounts payable of $11,118 and accrued expenses of $85,879, offset by non-cash gain of $2,264,923 and increase in prepaid expenses of $13,394.

During the six months ended June 30, 2019 and 2018, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the six months ended June 30, 2019 and 2018 was $392,000 and $380,500, respectively, comprised of proceeds from convertible notes payable.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, and December 31, 2018, the Company believes the amounts reported for cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable, deferred revenue, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
June 30, 2019:
Derivative liabilities	$7,069,101	$-	$-	$7,069,101

Total liabilities measured at fair value	$7,069,101	$-	$-	$7,069,101

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Chief Executive Officer and Acting Chief Financial Officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Acting Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.

As of June 30, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of June 30, 2019, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of June 30, 2019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, the Company issued to two lenders a total of 32,706,820 shares of common stock at fair value in consideration for the conversion of $72,710 of convertible promissory notes and accrued interest payable of $3,729. The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2*	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1*	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

__________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 13, 2019.

DIGITAL LOCATIONS, INC.

By:	/s/ Rick Ellis
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
William E. Beifuss, Jr.
President and Acting Chief Financial Officer
(Principal Financial/Accounting Officer)

