Form 10-Q
period 2019-09-30
Digital Locations, Inc.
filed 2019-11-14
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of November 14, 2019 was 179,964,618.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets:
Cash	$1,483	$19,232
Prepaid expenses	11,231	2,000
Current assets from discontinued operations	-	44,251
Total current assets	12,714	65,483

Property and equipment, net	757	1,117
Operating lease right to use	10,469	-
Non-current assets from discontinued operations	-	126,993

Total assets	$23,940	$193,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$132,021	$113,436
Accrued expenses and other current liabilities	4,267	2,191
Accrued interest, notes payable	516,318	342,752
Operating lease liability	10,469	-
Derivative liabilities	6,832,291	10,363,105
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $337,520 and $341,206, respectively	2,256,129	1,836,964
Current liabilities from discontinued operations	-	120,535
Total current liabilities	9,839,595	12,867,083

Total liabilities	9,839,595	12,867,083

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 16,155 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	16	16
Series C, 36,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	36
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 115,692,996 and 40,750,040 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	115,693	40,750
Additional paid-in capital	26,013,554	25,492,975
Accumulated deficit	(35,944,918)	(38,207,267)
Total stockholders’ deficit	(9,815,655)	(12,673,490)

Total liabilities and stockholders’ deficit	$23,940	$193,593

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	91,153	98,055	287,580	475,446
Depreciation	(1)	337	359	1,011
Bad debt expense	356,851	-	356,851	-

Total operating expenses	448,003	98,392	644,790	476,457

Loss from operations	(448,003)	(98,392)	(644,790)	(476,457)

Other income (expense):
Interest expense	(246,490)	(237,595)	(727,290)	(749,696)
Gain (loss) on change in derivative liabilities	300,750	(235,651)	3,904,122	2,029,272

Total other income (expense)	54,260	(473,246)	3,176,832	1,279,576

Income (loss) from continuing operations before income taxes	(393,743)	(571,638)	2,532,042	803,119
Provision for income taxes	-	-	-	-

Income (loss) from continuing operations, net of income taxes	(393,743)	(571,638)	2,532,042	803,119

Loss from discontinued operations, net of income taxes	(64,315)	-	(269,693)	-

Net income (loss)	$(458,058)	$(571,638)	$2,262,349	$803,119

Net income (loss) per common share:
Basic	$(0.01)	$(0.01)	$0.04	$0.02
Diluted	$(0.01)	$(0.01)	$0.00	$0.02

Weighted average number of shares outstanding:
Basic	90,951,343	38,776,436	61,204,791	38,776,436
Diluted	90,951,343	38,776,436	3,700,131,456	38,776,436

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	-	$-	16,155	$16	36,000	$36	40,750,040	$40,750	$25,492,975	$(38,207,267)	$(12,673,490)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	74,942,956	74,943	203,558	-	278,501
Return and cancellation of Series C preferred stock	-	-	-	-	(36,000)	(36)	-	-	36	-	-
Close out EllisLab Corp. equity accounts	-	-	-	-	-	-	-	-	316,985	-	316,985
Net income	-	-	-	-	-	-	-	-	-	2,262,349	2,262,349

Balance, September 30, 2019	-	$-	16,155	$16	-	$-	115,692,996	$115,693	$26,013,554	$(35,944,918)	$(9,815,655)

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2018 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	1,000	$1	16,155	$16	-	$-	38,776,436	$38,776	$20,537,950	$(30,038,453)	$(9,461,710)

Redeem Series A preferred shares	(1,000)	(1)	-	-	-	-	-	-	1	-	-
Net income	-	-	-	-	-	-	-	-	-	803,119	803,119

Balance, September 30, 2018	-	$-	16,155	$16	-	$-	38,776,436	$38,776	$20,537,951	$(29,235,334)	$(8,658,591)

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$2,262,349	$803,119
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	360	1,011
Amortization of debt discount to interest expense	544,686	614,144
Gain on change in derivative liabilities	(3,904,122)	(2,029,272)
Bad debt expense	356,851	-
Common stock issued for fees	250	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,231)	(6,698)
Increase (decrease) in:
Accounts payable	18,585	3,990
Accrued expenses	2,076	91
Accrued interest, notes payable	182,604	135,552
Net change in assets of discontinued operations	10,843	-

Net cash used in operating activities:	(534,749)	(478,063)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	517,000	480,500

Net cash provided by financing activities	517,000	480,500

Net increase (decrease) in cash	(17,749)	2,437
Cash, beginning of period	19,232	23,461

Cash, end of period	$1,483	$25,898

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$517,000	$480,500
Common shares issued in conversion of debt	$278,501	$-
Surrender and retirement of Series C preferred stock	$36	-
Redemption of Series A preferred stock	$-	$1
Increase in other assets and operating lease liability	$18,352	$-

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2019

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on November 14, 2017, the Company changed its name to Digital Locations, Inc.

On November 30, 2018, the Company entered into an Agreement and Plan of Merger ( the “Merger”) pursuant to which EllisLab, Inc., an S Corporation owned 100% by Rick Ellis that builds software for web professionals and provides related support services, merged with and into EllisLab Corp., a newly-formed subsidiary of the Company. EllisLab, Inc. builds software for web professionals and provides related support services

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Rick Ellis to sell to Rick Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000. In payment of the purchase price, Rick Ellis tendered and assigned to the Company 36,000 shares of the Company’s Series C preferred stock owned by him, which represents all of the issued and outstanding shares of the Series C preferred stock. In connection with the EllisLab Corp. Sale Agreement, the Covenant Not to Compete and the Lockup of Stock Consideration entered into in connection with the Merger were terminated and the parties’ obligations thereunder were released.

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for all period presented. The EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations. See Note 3.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2019, our current liabilities exceeded our current assets by $9,826,881 and we had a total stockholders’ deficit of $9,815,655. In addition, subsequent to the agreement to sell EllisLab Corp. on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. The Company has obtained operating funds primarily from the issuance of convertible debt. Management believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due. There can be no assurance, however, that the Company will be successful in accomplishing its objectives. Without such additional capital we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and Series B preferred stock and certain stock options and warrants as derivatives. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional options, warrants and convertible debt and equity are included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, and December 31, 2018, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest, notes payable, and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
September 30, 2019:
Derivative liabilities	$6,832,291	$-	$-	$6,832,291

Total liabilities measured at fair value	$6,832,291	$-	$-	$6,832,291

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

During the nine months ended September 30, 2019, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2018	$7,809,054	$2,339,898	$214,153	$10,363,105
Addition to liabilities for new debt/shares issued	517,000	-	-	517,000
Elimination of liabilities for debt conversions	(143,692)	-	-	(143,692)
Change in fair value	(4,037,960)	236,373	(102,535)	(3,904,122)

Derivative liabilities at September 30, 2019	$4,144,402	$2,576,271	$111,618	$6,832,291

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” (Topic 605). The Company had no operating revenues prior to the Merger. Effective December 1, 2018, the Company’s revenues, included in loss from discontinued operations, were derived primarily from the sale of monthly and annual tech support subscriptions and partnership fees, and from software applications that customers purchase via the Company’s online store. Sales were processed using a real-time payment processing company. Revenue from product sales is recorded net of processing costs.

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

Subsequent to the agreement to sell EllisLab Corp. on September 30, 2019, the Company does not have any sources of revenues.

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

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Basic weighted average number of shares	90,951,343	38,776,436	61,204,791	38,776,436
Dilutive effect of:
Stock options	-	-	-	-
Series B preferred stock	-	-	734,318,182	-
Series C preferred stock	-	-	-	-
Convertible notes payable	-	-	2,904,608,484	-

Diluted weighted average number of shares	90,951,343	38,776,436	3,700,131,457	38,776,436

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the nine months ended September 30, 2019 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months and nine months ended September 30, 2018 have been reclassified to conform to the presentation for the three months and nine months ended September 30, 2019.

NOTE 3 – MERGER AND SUBSEQUENT SALE

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

Pursuant to the Merger Agreement, Ellis agreed to a covenant not to compete for a period of 2 years following the effective date of the Merger (the “Non-Competition Period”). Ellis further agreed that during the Non-Competition Period, he will not directly or indirectly solicit or agree to service for his benefit or the benefit of any third-party, any of the Company’s, Digital Locations, or EllisLab Corp. customers.

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

Each of the parties to the Merger Agreement made customary representations and warranties in the Merger Agreement.

On November 30, 2018, in connection with and pursuant to the Merger Agreement, the Company entered into a Nonstatutory Stock Option Agreement (the “Option Agreement”) with Derek Jones (“Jones”), whereby the Company issued to Jones an option to purchase 100,000,000 shares of the Common stock of the Company, at an exercise price of $0.005 (the “Option”), in exchange for his surrender of an option to purchase 10% of the shares of outstanding common stock of EllisLab, Inc. The Option vested but may not be exercised for 2 years from the date of the Merger. The option contains a blocker that prevents Jones from exercising the Option if such exercise would result in beneficial ownership of more than 4.99% of the outstanding shares of the Company’s stock, without at least 61 days of prior notice. Under the Option, Jones is also subject to the Rule 144 restrictions of an affiliate.

The acquisition of EllisLab, Inc. in the Merger was accounted for as a purchase, and the accounts of EllisLab Corp. are consolidated with those of the Company as of December 1, 2018. The Company engaged an independent valuation firm to estimate the value of the consideration paid by the Company in the Merger, consisting of the issuance of 36,000 shares of the Company’s $0.001 par value Series C Preferred Stock to Ellis, valued at $4,345,866, and 100,000,000 stock options to purchase common shares of the Company to Jones, valued at $599,998.

Based on the report of the independent valuation firm, the total value of the consideration paid of $4,945,864 was allocated as follows:

Cash	$35,822
Accounts receivable	22,235
Property and equipment, net	4,271
Accounts payable	(74,680)
Accrued expenses	(14,176)
Deferred revenue	(27,037)
Loans payable	(60,000)
Net liabilities	(113,565)
Intangible assets:
Intellectual property	37,000
Customer base	79,000
Tradename/marks	8,000
Non-compete agreements	1,000
Goodwill	4,934,429

Total	$4,945,864

At December 31, 2018, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $4,934,429 was required.

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Rick Ellis to sell to Rick Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000. In payment of the purchase price, Rick Ellis tendered and assigned to the Company 36,000 shares of the Company’s Series C preferred stock owned by him, which represents all of the issued and outstanding shares of the Series C preferred stock. In connection with the Sale Agreement, the Covenant Not to Compete and the Lockup of Stock Consideration entered into in connection with the Merger were terminated and the parties’ obligations thereunder released. Also, on September 30, 2019, the Company and Jones entered into an Option Cancellation Agreement pursuant to which the Option was cancelled.

The Company recognized a bad debt expense of $356,851 in its statements of operations for the three months and nine months ended September 30, 2019 as a result of the agreement to forgive the loans made by the Company to EllisLab Corp. for operating funds.

Assets and liabilities reclassified as assets and liabilities from discontinued operations at December 31, 2018 consisted of the following:

ASSETS

Current assets from discontinued operations:
Cash	$37,182
Accounts receivable	3,434
Prepaid expenses	3,635

Total current assets from discontinued operations	$44,251

Non-current assets from discontinued operations:
Property and equipment, net	$4,076
Intangible assets, net	122,917

Total non-current assets from discontinued operations	$126,993

LIABILITIES

Current liabilities from discontinued operations:
Accounts payable	$77,876
Accrued expenses	16,941
Deferred revenue	25,178

Total current assets from discontinued operations	$120,535

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2019	December 31, 2018

Computer equipment	$12,303	$12,303
Office furniture and equipment	1,459	1,459
Total	13,762	13,762
Less accumulated depreciation	(13,005)	(12,645)

Net	$757	$1,117

Depreciation expense was $(1) and $337 for the three months ended September 30, 2019 and 2018, respectively and $359 and $1,011 for the nine months ended September 30, 2019 and 2018, respectively.

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – Accounts Payable of $29,500

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at September 30, 2019, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at September 30, 2019, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at September 30, 2019 has been extended to December 31, 2019.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the nine months ended September 30, 2019, we issued the lender a total of 5,925,853 shares of our common stock in consideration for the conversion of principal of $11,935 and accrued interest of $3,838, resulting in a principal balance of $7,735 at September 30, 2019.

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

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,110 and the debt discount has been fully amortized to interest expense.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,247 and the debt discount has been fully amortized to interest expense.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $10,096 and the debt discount has been fully amortized to interest expense.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $1,300 and the debt discount has been fully amortized to interest expense.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,885 and the debt discount has been fully amortized to interest expense.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,877 and the debt discount has been fully amortized to interest expense.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $22,500, and the debt discount has been fully amortized to interest expense.

On July 10, 2018, we received proceeds of $35,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $18,315, and the debt discount has been fully amortized to interest expense.

On August 16, 2018, we received proceeds of $24,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $24,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $15,304, and the debt discount has been fully amortized to interest expense.

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

On August 17, 2018, we received proceeds of $10,500 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,588, and the debt discount has been fully amortized to interest expense.

On September 13, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $21,041, and the debt discount has been fully amortized to interest expense.

On October 8, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $18,699, resulting in a remaining debt discount of $548 as of September 30, 2019.

On October 26, 2018, we received proceeds of $12,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $8,975, resulting in a remaining debt discount of $855 as of September 30, 2019.

On November 5, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $18,699, resulting in a remaining debt discount of $2,465 as of September 30, 2019.

On November 28, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $19,863, resulting in a remaining debt discount of $7,425 as of September 30, 2019.

On November 30, 2018, we received proceeds of $10,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $7,480, resulting in a remaining debt discount of $1,671 as of September 30, 2019.

On December 24, 2018, we received proceeds of $50,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $37,397, resulting in a remaining debt discount of $11,644 as of September 30, 2019.

On January 17, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $17,534, resulting in a remaining debt discount of $7,466 as of September 30, 2019.

On February 25, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $14,863, resulting in a remaining debt discount of $10,137 as of September 30, 2019.

On March 22, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $13,115, resulting in a remaining debt discount of $11,885 as of September 30, 2019.

On March 26, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $7,705, resulting in a remaining debt discount of $7,295 as of September 30, 2019.

On April 11, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $7,049, resulting in a remaining debt discount of $7,951 as of September 30, 2019.

On April 19, 2019, we received proceeds of $65,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $29,126, resulting in a remaining debt discount of $35,874 as of September 30, 2019.

On June 28, 2019, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $7,705, resulting in a remaining debt discount of $22,295 as of September 30, 2019.

On July 29, 2019, we received proceeds of $40,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $5,164, resulting in a remaining debt discount of $34,836 as of September 30, 2019.

On September 27, 2019, we received proceeds of $33,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $246, resulting in a remaining debt discount of $32,754 as of September 30, 2019.

November 23, 2018 Convertible Promissory Note – $33,000

Effective November 23, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures November 23, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $29,564, and the debt discount has been fully amortized to interest expense. During the nine months ended September 30, 2019, we issued the lender a total of 10,690,179 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the note in full.

December 5, 2018 Convertible Promissory Note – $33,000

Effective December 5, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures December 5, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $30,649, and the debt discount has been fully amortized to interest expense. During the nine months ended September 30, 2019, we issued the lender a total of 17,120,170 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the note in full.

January 25, 2019 Convertible Promissory Note – $38,000

Effective January 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures January 25, 2020. The Company received proceeds of $35,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $27,832, resulting in a remaining debt discount of $10,138 as of September 30, 2019. During the nine months ended September 30, 2019, we issued the lender a total of 3,800,000 shares of our common stock in consideration for the conversion of principal of $4,386 and fees of $250, resulting in a principal balance of $33,614 as of September 30, 2019.

February 13, 2019 Convertible Promissory Note – $38,000

Effective February 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures February 13, 2020. The Company received proceeds of $35,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $38,000, and the debt discount has been fully amortized to interest expense. During the nine months ended September 30, 2019, we issued the lender a total of 27,071,429 shares of our common stock in consideration for the conversion of principal of $38,000 and accrued interest of $1,900, extinguishing the note in full.

March 25, 2019 Convertible Promissory Note – $35,000

Effective March 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $35,000. The note matures March 25, 2020. The Company received proceeds of $32,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,589, resulting in a remaining debt discount of $14,411 as of September 30, 2019. During the nine months ended September 30, 2019, we issued the lender a total of 4,000,000 shares of our common stock in consideration for the conversion of principal of $5,200, resulting in a principal balance of $29,800 as of September 30, 2019.

May 23, 2019 Convertible Promissory Note – $33,000

Effective May 23, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures May 23, 2020. The Company received proceeds of $30,000 after an original issue discount of $1,750 and payment of $1,250 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $11,721, resulting in a remaining debt discount of $21,279 as of September 30, 2019.

May 24, 2019 Convertible Promissory Note – $33,000

Effective May 24, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures May 24, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $11,631, resulting in a remaining debt discount of $21,369 as of September 30, 2019.

June 27, 2019 Convertible Promissory Note – $33,000

Effective June 27, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures June 27, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $4,328, resulting in a remaining debt discount of $28,672 as of September 30, 2019.

August 13, 2019 Convertible Promissory Note – $33,000

Effective August 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures August 13, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $8,566, resulting in a remaining debt discount of $24,434 as of September 30, 2019.

August 29, 2019 Convertible Promissory Note – $33,000

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matures August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,885, resulting in a remaining debt discount of $22,115 as of September 30, 2019.

Total accrued interest payable on notes payable was $516,318 and $342,752 as of September 30, 2019 and December 31, 2018, respectively.

6. CAPITAL STOCK

At September 30, 2019, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of September 30, 2019, and December 31, 2018, the Company had 16,155 shares of Series B Preferred Stock outstanding, with a face value of $1,615,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

Series C Preferred Stock

In November 2018, the Company filed a Certificate of Designation for its Series C Preferred Stock (the “Series C Certificate”) with the Secretary of State of Nevada designating 36,000 shares of its authorized preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock have a par value of $0.001 per share. The total face value of this entire series is three million six hundred thousand dollars ($3,600,000). Each share of Series C Preferred Stock has a stated face value of One Hundred Dollars ($100) (“Share Value”) and is convertible into shares of fully paid and non-assessable shares of common stock of the Company.

As discussed in Note 3, the Company issued 36,000 shares of Series C Preferred Stock to the owner of the common stock of EllisLab, Inc. in the Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to the sale of EllisLab Corp.

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

Each share of Series C Preferred Stock is convertible into twenty thousand (20,000) shares of the Company’s fully paid and nonassessable shares of Common Stock, as adjusted. The Series C Preferred Stock have the respective rights, privileges and designations as are set forth in the Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock appended hereto as Exhibit 4.1. The Series C Preferred Stock contains a blocker that prevents the Holder from converting the Series C Preferred Stock if such exercise would result in beneficial ownership of more than 4.99% of the outstanding shares of the Company’s stock, without at least 61 days of prior notice. Under the Series C Preferred Stock, the Holder is also subject to the Rule 144 restrictions of an affiliate.

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

As of September 30, 2019, and December 31, 2018, the Company had 115,692,996 and 40,750,040 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2019, the Company issued a total of 74,942,956 shares of common stock at fair value in consideration for the conversion of $125,521 of convertible promissory notes, accrued interest payable of $9,038 and fees of $250. In connection with the debt conversions, the Company reduced derivative liabilities by $143,692. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible note.

During the nine months ended September 30, 2018, the Company did not issue any shares of common stock.

7. STOCK OPTIONS AND WARRANTS

As of September 30, 2019, the Board of Directors of the Company granted non-qualified stock options and warrants exercisable that were outstanding for a total of 41,400,000 shares of common stock to its employees, officers, and consultants.

As further discussed in Note 3, on November 30, 2018 in connection with the Merger, the Company issued a ten-year option to purchase 100,000,000 shares of common stock of the Company, at an exercise price of $0.005. The option vested upon grant but may not be exercised for 2 years from the date of the Merger. Stock-based compensation of $599,998, measured at the grant date using a multinomial lattice model, was included in the purchase price recorded in the Merger and recorded to additional paid-in capital. This option was surrendered upon the sale of EllisLab Corp. on September 30, 2019.

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

We recognized no stock-based compensation expense for the three months and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock options and warrants as of September 30, 2019, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	141,406,250	$0.006	9.84
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(100,006,250)	$0.01

Outstanding at September 30, 2019	41,400,000	$0.007	8.90	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0022 as of September 30, 2019, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

8. DERIVATIVE LIABILITIES

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

The significant assumptions used in the valuation of the derivative liabilities at September 30, 2019 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0022
Conversion price	$1.60 - $0.00095
Risk free interest rates	1.49% - 2.74%
Years to maturity	15.0
Expected volatility	185%–363%

The value of our derivative liabilities was estimated as follows at:

	September 30, 2019	December 31, 2018

Convertible notes payable	$4,144,402	$7,809,054
Series B preferred stock	2,576,271	2,339,898
Warrants	111,618	214,153

Total	$6,832,291	$10,363,105

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

9. OPERATING LEASE

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

As of September 30, 2019, the operating lease liability and ROU asset had a balance of $10,469. The current portion of the operating lease liability as of September 30, 2019 was $10,469.

For the nine months ended September 30, 2019, the Company recognized operating lease cost of $9,000,

The table below reconciles the Company’s future cash obligations for the operating lease liability recorded on the consolidated balance sheet as September 30, 2019:

2019	$3,000
2020	8,000
Total minimum lease payments	11,000
Less amount representing interest	(531)

Present value of operating lease obligation	$10,469

10. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Acting Chief Financial Officer and former Interim Chief Executive Officer , receives annual consulting fees of $120,000, of which $30,000 and $90,000 were paid in each of the three months and nine months ended September 30, 2019 and 2018, respectively.

Effective December 1, 2018, Rick Ellis, Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., received a monthly salary of $10,000, or $30,000 and $90,000 for the three months and nine months ended September 30, 2019, respectively. Effective with the sale of EllisLab Corp. on September 30, 2019, Mr. Ellis resigned as the Company’s Chief Executive Officer and the monthly salary was terminated.

See Note 5 for discussion of convertible notes payable with related parties.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent Borrowings

We received an advance under the August 2018 $500,000 CPN of $25,000 on October 8, 2019.

On October 31, 2019, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “October 2019 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.01; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note matures, with respect to each advance, one year from the effective date of each advance. On October 31, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN.

We received an advance under the October 2019 $500,000 CPN of $25,000 on November 12, 2019.

Convertible Note Conversions

Subsequent to September 30, 2019, two lenders converted total note principal of $41,287, total accrued interest payable of $1,750 and $750 in fees into 64,271,622 common shares of the Company.

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

In November 2018, we transformed ExpressionEngine into a free and open source software platform (FOSS), following in the footsteps of RedHat, WordPress and other successful open source platforms. We believed that doing so would allow us to quickly increase the user base of ExpressionEngine. From this community we intended to collaborate, distill, and develop our AI-based content personalization products and services.

In changing to a FOSS model, we no longer derive our revenue from software sales, but rather from complementary services and premium add-ons to the ExpressionEngine platform and community. We are currently executing a plan to achieve profitability with these new products and services.

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Rick Ellis to sell to Rick Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000. In payment of the purchase price, Rick Ellis tendered and assigned to the Company 36,000 shares of the Company’s Series C preferred stock owned by him, which represents all of the issued and outstanding shares of the Series C preferred stock. In connection with the EllisLab Corp. Sale Agreement, the Covenant Not to Compete and the Lockup of Stock Consideration entered into in connection with the Merger were terminated and the parties’ obligations thereunder released. The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase.

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for all period presented. The EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations. See Note 3 to the condensed financial statements.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2019, our current liabilities exceeded our current assets by $9,826,881 and we had a total stockholders’ deficit of $9,815,655. In addition, subsequent to the agreement to sell EllisLab Corp. on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The ability of the Company to continue as a going concern is dependent upon, among other things, raising additional capital. The Company has obtained operating funds primarily from the issuance of convertible debt. Management believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due. There can be no assurance, however, that the Company will be successful in accomplishing its objectives. Without such additional capital we may be required to cease operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations

Three Months and Nine Months Ended September 30, 2019 Compared to the Three Months and Nine Months Ended September 30, 2018

Revenues

As discussed above, revenues and expenses of EllisLab Corp. are combined and presented as loss from discontinued operations, net of income taxes in our condensed statements of operations. Therefore, we reported no revenues for all periods presented. On September 30, 2019, we sold EllisLab Corp. and currently have no other sources of revenues.

General and Administrative Expenses

General and administrative expenses decreased to $91,153 in the three months ended September 30, 2019 from $98,055 in the three months ended September 30, 2018 and decreased to $287,580 in the nine months ended September 30, 2019 from $475,446 in the nine months ended September 30, 2018. The decrease in general and administrative expenses is due primarily to decreased salaries in the current fiscal year and a decrease in professional fees.

Depreciation Expense

Our investment in property and equipment currently is not material to our operations. Depreciation expense was $(1) and $337 for the three months ended September 30, 2019 and 2018, respectively, and was $359 and $1,011 for the nine months ended September 30, 2019 and 2018, respectively.

Bad Debt Expense

From December 1, 2018 through September 30, 2019, we provided operating advances to EllisLab Corp. totaling $356,853, which advances were eliminated in our consolidated financial statements. Pursuant to the sale of EllisLab Corp. on September 30, 2019, we agreed to forgive these operating advances and $356,853 was recorded as a bad debt expense in our statements of operations for the three months and six months ended September 30, 2019. We had no bad debt expense in the prior year periods presented.

Other Income (Expense)

Total other income was $54,260 for the three months ended September 30, 2019 and total other expense was $473,246 for the three months ended September 30, 2018. Total other income was $3,176,832 and $1,279,576 for the nine months ended September 30, 2019 and 2018, respectively. The total other income for those periods resulted from a gain on change in derivative liabilities, partially offset by interest expense.

We reported a gain on change in derivative liabilities of $300,750 in the three months ended September 30, 2019 compared to a loss on change in derivative liabilities of $235,651 in the three months ended September 30, 2018. We reported a gain on change in derivative liabilities of $3,904,122 and $2,029,272 in the nine months ended September 30, 2019 and 2018, respectively. Our convertible debt continued to increase during the current year resulting in additional derivative liabilities. We estimate the fair value of the derivatives associated with our convertible notes, certain stock options and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense increased to $246,490 for the three months ended September 30, 2019 from $237,595 for the three months ended September 30, 2018. Our interest expense decreased to $727,290 for the nine months ended September 30, 2019 from $749,696 for the nine months ended September 30, 2018. The increase or decrease in interest expense results primarily from the timing of amortization of debt discount recorded on our convertible promissory notes. In the current year, we have incurred additional interest expense accrued on new convertible notes payable.

Loss from Discontinued Operations, net of Income Taxes

As discussed above, the revenues and expenses for EllisLab Corp. are combined and reported as “loss from discontinued operations, net of income taxes” in our condensed statements of operations for all period presented. Those losses were $64,315 and $269,693 were the three months and nine months ended September 30, 2019, respectively. The prior periods presented were before our merger with EllisLab Corp.

Net Income (Loss)

As a result of the activity reported above, we reported net losses of $458,058 and $571,638 in the three months ended September 30, 2019 and 2018, respectively. Primarily as a result of gains on change in derivative liabilities, we reported net income of $2,262,349 and $803,119 in the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $12,714, including cash of $1,483, and total current liabilities of $9,839,595, resulting in a working capital deficit of $9,826,881. Included in our current liabilities at September 30 ,2019 are derivative liabilities totaling $6,832,291, which we do not anticipate will require cash payments to settle.

We have funded our operations, including the operations of EllisLab Corp., primarily from the proceeds of convertible notes payable. During the nine months ended September 30, 2019, we received proceeds of $517,000. We believe that our funding needs in the short-term will be less as a result of the sale of EllisLab Corp. on September 30, 2019.

During the nine months ended September 30, 2019, we used net cash of $534,749 in operating activities as a result of our net income of $2,262,349, non-cash expenses totaling $902,147, and increases in accounts payable of $18,585, accrued expenses of $2,076, accrued interest, note payable of $182,604, and net change in assets of discontinued operations of $9,408, offset by non-cash gain of $3,904,122 and an increases prepaid expenses of $7,796.

During the nine months ended September 30, 2018, we used net cash of $478,063 in operating activities as a result of our net income of $803,119, non-cash expenses totaling $615,155 and increases in accounts payable of $3,990, accrued expenses of $91 and accrued interest, notes payable of $135,552, offset by non-cash gain of $2,029,272 and increase in prepaid expenses of $6,698.

During the nine months ended September 30, 2019 and 2018, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the nine months ended September 30, 2019 and 2018 was $517,000 and $480,500, respectively, comprised of proceeds from convertible notes payable.

Although most recently, proceeds received from the issuance of debt have been sufficient to fund our current operating expenses, we will need to raise additional funds in the future to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. Therefore, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, and December 31, 2018, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
September 30, 2019:
Derivative liabilities	$6,832,291	$-	$-	$6,832,291

Total liabilities measured at fair value	$6,832,291	$-	$-	$6,832,291

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and Series B preferred stock and certain stock options and warrants as derivatives. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional options, warrants and convertible debt and equity are included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Subsequent to the agreement to sell EllisLab Corp. on September 30, 2019, the Company does not have any sources of revenues.

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

1.

As of September 30, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of September 30, 2019, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of September 30, 2019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, the Company issued to three lenders a total of 42,236,136 shares of common stock at fair value in consideration for the conversion of $52,811 of convertible promissory notes, accrued interest payable of $5,309 and fees of $250.

The Company relied on an exemption from the registration requirements under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. by and among Digital Locations, Inc. and Rick Ellis (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2019)

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

__________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 14, 2019.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial &Accounting Officer)

