Form 10-K
period 2019-12-31
Digital Locations, Inc.
filed 2020-04-14
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC Markets, LLC on June 30, 2019 was $201,600.

The number of shares of registrant’s common stock outstanding, as of April 14, 2020 was 12,475,019.

PART I

ITEM 1. BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Digital Locations,” the “Company,” “we,” “us,” or “our” refer to Digital Locations, Inc.

Overview

We are an early stage developer and acquirer of cell tower sites for 5G services. We intend to develop a portfolio of cell tower sites to help meet the expected demand of rapidly growing 5G networks.

To rapidly enter the market, Digital Locations plans to partner or co-develop a portfolio of cell tower sites to help meet the demands of 5G networks. Our goal is to become a “landlord” of tomorrow’s wireless communications assets.

Market Opportunity

5G wireless networks are expected to be 100 times faster than current 4G LTE networks. This will enable global scale killer applications such as self-driving cars, the Internet of things (“IOT”), mobile streaming of 4K videos, real-time hologram-based collaboration, and lag-free high definition gaming.

To realize this vision, many new 5G broadcast locations are needed because high frequency 5G signals cannot travel farther than 100 meters. It is estimated that more than one million new 5G cell towers must be added in the United States alone. International Data Corporation (“IDC”) expects over two million—by 2021. By comparison, the existing 2G/3G/4G network, built over many years, has just over 200,000 cell towers.

As 5G initially rolls out in major metropolitan areas, we believe more conventional “macro” cell towers will also be needed to fully connect rural and non-rural America. One macro tower can serve one million devices in an area the size of Chicago, whereas one 5G small tower can serve one million devices in an area the size of Grant Park in Chicago. Federal Communications Commission (“FCC”) Commissioner Michael O’Rielley said in October 2019, “macro towers will continue to be the primary means for providing service to many Americans, especially with the emphasis on mid band spectrum [4G].” Therefore, we believe the 5G revolution will mean new opportunities for macro towers as well as small towers, both of which we intend to develop.

FCC Eases 5G Tower Deployment

The United States government sees 5G as national agenda for economic and technological leadership in the next decade. Accordingly, in late 2018 the FCC approved rules aimed at speeding up the deployment of small cells and other 5G network equipment by regulating in part the fees and timelines cities and states can impose on wireless network operators and other wireless players. The agency passed the rules with all commissioners voting in support.

Local Challenge of Cell Towers and Opportunity

While everyone wants lightning speed wireless networks, not everyone likes the appearance of cell towers on the sides of freeways or outskirts of town. While new FCC rules will make it easier to deploy new small cell towers with less red tape, local city councils will still have a say regarding tower aesthetics. We see this challenge as an opportunity for us to partner with regional cell tower contractors with good local government relationships to help us with our cell tower projects. Once installed, each cell tower functions as a multi-tenant tower, hosting antennas for different wireless carriers or businesses.

Competition

Many small cell tower operators conduct business in the United States, nevertheless, the market is dominated by four large cell tower companies which account for roughly $175 billion in market value: American Tower (“AMC”), Crown Castle (“CCI”), SBA Communications (“SBAC”), and Uniti Group (“UNIT”). While cell towers only constitute a tiny portion of total real estate asset value in the United States, cell towers constitute disproportionately high importance in the market capitalization-weighted investible real estate indexes with AMC and CCI as the two single largest companies.

Cell tower companies primarily own “macro” communications towers that host cellular network broadcast equipment from AT&T, Verizon, T-Mobile, and Sprint, but CCI and UNIT also have significant investments in fiber and small-cell networks. AMC and SBAC focus on macro tower sites, but each also has significant international operations. Typically viewed as growth-oriented companies that pay relatively low dividend yields but command superior growth profiles, cell tower companies are among the newest Real Estate Investment Trust (“REIT”) sector, emerging after AMC converted to a REIT in 2012 followed by CCI in 2013 and SBAC in 2017.

Cell tower companies have been among the best-performing sectors over the past four years, powered by the network densification required by the early stages of the 5G rollout. More than any other real estate sector, cell tower ownership is highly concentrated. Cell tower companies own roughly 50-80% of the 100-150k investment-grade macro cell towers in the United States and due to this market power and significant barriers to entry, are perhaps the only real estate sector that could be classified as true price makers rather than price takers.

Cell tower companies continue to command strong competitive positioning in the telecommunications sector. Cell carriers sold off their tower assets beginning in the mid-2000s to de-lever their balance sheets and free-up capital to expand their networks. Supply growth is almost non-existent in the United States as there are significant barriers to entry through the local permitting process and due to the economics of colocation versus building single-tenant towers. The relative scarcity of cell towers, combined with the absolute necessity of these towers for cell networks, has given these companies substantial pricing power even as the number of potential tenants has dwindled down to just four national carriers over the last two decades. These companies have benefited from the increase in network spending from the four national carriers during the early stages of the 5G rollout.

Corporate History

Digital Locations, Inc. was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

On November 30, 2018, the Company entered into an Agreement and Plan of Merger pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (“EllisLab”), a newly formed subsidiary of the Company (the “Merger”). EllisLab, Inc. developed an open-source CMS software, called ExpressionEngine, with an early stage development effort to use artificial intelligence (“AI”) in the creation of highly personalized digital content and online experiences. Pursuant to the terms of the Merger, Rick Ellis, owner of EllisLab, Inc. (“Ellis”), received 36,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis. The separate legal existence of EllisLab, Inc. ceased, and EllisLab became the surviving company.

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Ellis to sell Ellis all of the issued and outstanding shares of EllisLab Corp. in consideration for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock owned by Ellis from the Merger, which represents all of the issued and outstanding shares of the Company’s Series C Convertible Preferred Stock. Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.

Intellectual Property

We currently do not have any intellectual property.

Employees

As of the date of this report, we have no full-time employees. We have arrangements with various independent contractors and consultants to meet the current needs of the Company, including management, accounting, investor relations, and other administrative functions.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of development and have limited operating history on which you can base an investment decision.

We were formed in August 2006, but recently changed our business focus. We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2019 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing. Our ability to generate such revenues will depend on whether we can successfully develop and acquire a large portfolio of cell tower sites to make the transition from a development stage company to an operating company. We expect to continue to incur losses. In making your evaluation of our business, you should consider that we are a start-up business focused on developing and acquiring a portfolio of cell tower sites, and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant portfolio of cell tower sites, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

Our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications, and delays frequently encountered in connection with the formation of any new business. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to successfully acquire cell tower sites for 5G services with third parties on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

There is no assurance that our new development and growth-by-acquisition strategy will be successful.

Our strategy is to grow by developing new cell towers and through the acquisition of existing cell towers. While we will endeavor to develop or acquire cell towers that are profitable and accretive, there is no assurance that any of our business development or acquisitions will be economically successful or perform as expected. We may develop and acquire cell towers that incur unexpected losses or may not integrate well with the Company. We may not realize profits on our business development or acquisitions for a number of reasons, including but not limited to paying higher than fair value, unexpected operating deficits, change in the market, loss of customers, reduced demand, loss of management, and other causes.

Factors which may affect our ability to grow successfully through acquisitions include:

•	inability to obtain financing;
•	difficulties and expenses in connection with integrating cell towers that we develop and acquire and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the cell towers that we develop and acquire;
•	development and acquisition of cell towers could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the stockholders of the acquired cell towers, dilutive to the percentage of ownership of our existing stockholders; and
•	potential losses resulting from undiscovered liabilities of the cell towers we develop and acquire not covered by indemnification.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2019, we incurred an aggregate net loss, and had an accumulated deficit, of $35,265,842.  For the year ended December 31, 2019 and 2018, we incurred operating losses of $755,322 and $789,049, respectively.  Primarily due to positive non-cash changes in our derivative liabilities of $4,624,168, we reported net income of $2,941,425 in the year ended December 31, 2019 and reported a net loss of $8,168,814 in the year ended December 31, 2018.  Our losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our new business plan, if feasible.  We believe we will require significant funding to make this transition, if full-scale development is commercially justified.  If we do make such transition, we expect our business to grow significantly in size and complexity.  This growth is expected to place significant additional demands on our management, systems, internal controls, and financial and operational resources.  As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems, and expand our operating infrastructures.  Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

Currently, we have not generated any revenue from this new and unproven segment of our business. There is a risk that we will be unable to compete with large, medium, and small competitors that are in (or may enter) the industry with substantially larger resources and management experience.

The evolving cell tower market in which we expect to enter is intensely competitive requiring sophisticated technology and constant innovation, both in the development and execution of our business financial model and the quality of our intellectual property. There is no assurance that we will successfully compete to gain and retain customers and meet their requirements. Our current management has little prior experience in conducting this business.

As we develop and acquire cell towers, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and acquire cell towers, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity, or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase, or our business otherwise to be harmed.

Government regulation of the Internet, e-commerce, and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce, and m-commerce in a number of jurisdictions in the United States and around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce, or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce, or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce, or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Due to the continued disruption in the financial markets arising from the global recession and the slow pace of economic recovery, many of our potential customers may be unable to access capital necessary to lease our cell towners once developed or acquired. Many are operating under austerity budgets that make it significantly more difficult to take risks. As a result, we may experience increased difficulties in convincing customers to lease our cell towers once developed or acquired.

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business.

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of December 31, 2019, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of December 31, 2019, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

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

If our common stock remains subject to the Securities and Exchange Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our common stock is not listed on a national securities exchange, we have stockholders’ equity of less than $5,000,000, and our common stock has a market price per share of less than $4.00. Accordingly, transactions in our common stock are subject to the Securities and Exchange Commission’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

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

Rules adopted by the Securities and Exchange Commission (“SEC”) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are authorized to issue shares of preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of preferred stock, of which 1,000 shares have been designated as Series A Preferred Stock, 30,000 shares have been designated as Series B Preferred Stock, 36,000 shares have been designated as Series C Preferred Stock and 1,000 shares have been designated as Series D Preferred Stock. As of April 1, 2020, there are no shares of Series A Preferred Stock or Series C Preferred Stock, 15,055 shares of Series B Preferred Stock, and 1,000 shares of Series D Preferred Stock issued and outstanding. We can issue additional shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 12,475,019 shares of our common stock outstanding as of April 10, 2020, approximately 2,697,160 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Commencing November 21, 2017, our common stock has traded on the “Pink Sheets” published by OTC Markets Group, Inc. under the symbol “DLOC.” Prior to November 21, 2017, our common stock traded on the OTC Bulletin Board and OTCQB Market under the symbol “CABN” since September 28, 2007. The following table provides, for the periods indicated, the range of high and low bid prices for our common stock, giving retroactive effect to our 1:225 reverse stock split effective February 14, 2020 (the “Stock-Split”). These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2019	High	Low
First Quarter	$5.8559	$1.487
Second Quarter	2.523	0.518
Third Quarter	1.126	0.428
Fourth Quarter	0.496	0.045

Fiscal Year 2018	High	Low
First Quarter	$5.625	$1.485
Second Quarter	7.875	1.125
Third Quarter	2.250	0.833
Fourth Quarter	10.665	0.675

As of April 10, 2020, there were 92 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of April 1, 2020, our common stock was held by 92 stockholders of record, and we had 12,475,019 shares of common stock issued and outstanding, reflecting our Stock Split. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, New Jersey 07601.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance from inception (April 24, 2006) through December 31, 2019, giving retroactive effect to the Stock Split.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	184,001	$1.54	0

Total	184,001	$1.54	0

(1) Consists of options to purchase a total of 184,001 shares of common stock.

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

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations, and business. These statements include, among others:

•	statements concerning the potential for benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and

•	statements of our expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to develop or acquire a sufficient number of cell towers;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs;

(i)	aspects of the Company’s business are not proprietary and in general the Company is subject to inherent competition;

(j)	further dilution of existing shareholders’ ownership in Company;

(k)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

(l)	inability to make business and asset acquisitions in the industries we seek due to a lack of capital or financing, purchase prices that are too high, terms that are too onerous, a lack of attractive candidates for acquisition, and strong competition for business and asset acquisitions from bigger, better capitalized competitors; and

(m)	failure of newly acquired business or assets to operate profitability or perform as expected.

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

Current Overview

On November 30, 2018, the Company entered into an Agreement and Plan of Merger with EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc. The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. (“EllisLab”) became the surviving company. EllisLab is the developer of an open-source CMS software, called ExpressionEngine, with an early stage development effort to use AI in the creation of highly personalized digital content and online experiences.

In November 2018, we transformed ExpressionEngine into a free and open source software platform (“FOSS”), following in the footsteps of RedHat, WordPress and other successful open source platforms. We believed that doing so would allow us to quickly increase the user base of ExpressionEngine. From this community we intended to collaborate, distill, and develop our AI-based content personalization products and services.

In changing to a FOSS model, we no longer derived our revenue from software sales, but rather from complementary services and premium add-ons to the ExpressionEngine platform and community. We were developing a plan to achieve profitability with these new products and services.

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Ellis to sell to Ellis all of the issued and outstanding shares of EllisLab Corp. in consideration for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock acquired by Ellis in the Merger, which represents all of the issued and outstanding shares of the Series C Convertible Preferred Stock. In connection with the EllisLab Corp. Sale Agreement, the covenant not to compete and the lockup of stock consideration entered into in connection with the Merger were terminated and the parties’ obligations thereunder released.  The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase.  Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.  We recorded a gain on disposition of subsidiary of $316,985.

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for all period presented.  The EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations.  See Note 3 to the financial statements.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2019, our current liabilities exceeded our current assets by $9,335,445 and we had a total stockholders’ deficit of $9,327,142. In addition, subsequent to the closing of the EllisLab Corp. Sale Agreement on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

Revenues

As discussed above, revenues and expenses of EllisLab Corp. are combined and presented as loss from discontinued operations, net of income taxes in our condensed statements of operations. Therefore, we reported no revenues for the years ended December 31, 2019 and 2018. On September 30, 2019, we sold EllisLab Corp. and currently have no other sources of revenues.

General and Administrative Expenses

General and administrative expenses decreased to $397,949 in the year ended December 31, 2019 from $787,702 in the year ended December 31, 2018. The decrease in general and administrative expenses is due primarily to decreased salaries in the current fiscal year and a decrease in professional fees. In addition, we reported compensation expense of $188,127 from the issuance of warrants in 2018, with no such compensation expense in 2019.

Depreciation Expense

Our investment in property and equipment currently is not material to our operations. Depreciation expense was $522 and $1,347 for the years ended December 31, 2019 and 2018, respectively.

Bad Debt Expense

From December 1, 2018 through September 30, 2019, we provided operating advances to EllisLab Corp. totaling $356,851. Pursuant to the sale of EllisLab Corp. on September 30, 2019, we agreed to forgive these operating advances and $356,851 was recorded as a bad debt expense in our statement of operations for the year ended December 31, 2019. We had no bad debt expense in the prior year.

Other Income (Expense)

Total other income was $3,966,440 for the year ended December 31, 2019 and total other expense was $2,386,609 for the year ended December 31, 2018.  The total other income in 2019 resulted from a gain on change in derivative liabilities and on disposition of subsidiary, partially offset by interest expense.

We reported a gain on change in derivative liabilities of $4,624,168 in the year ended December 31, 2019 compared to a loss on change in derivative liabilities of $1,417,783 in the year ended December 31, 2018.  Our convertible debt continued to increase during the current year resulting in additional derivative liabilities. We estimate the fair value of the derivatives associated with our convertible notes, certain stock options, and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Pursuant to the Ellis Lab Corp. Sale Agreement discussed above and more fully in the Notes to Consolidated Financial Statements, the Company divested itself of the Ellis Lab business and discontinued it.  We recorded a gain on disposition of subsidiary of $316,985.

Our interest expense increased to $974,713 for the year ended December 31, 2019 from $968,826 for the year ended December 31, 2018.  The increase or decrease in interest expense resulted primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.  Additionally, in the current year, we have incurred additional interest expense accrued on new convertible notes payable.

Loss from Discontinued Operations, net of Income Taxes

As discussed above, the revenues and expenses for EllisLab Corp. are combined and reported as “loss from discontinued operations, net of income taxes” in our 2019 and 2018 consolidated statements of operations. Those losses were $269,693 and $4,993,156 for the years ended December 31, 2019 and 2018, respectively. The larger loss reported in 2018 resulted primarily from the inclusion of an impairment loss of $4,934,429 from the write off of goodwill recorded in the Merger.

Net Income (Loss)

As a result of the activity discussed above, we reported net income of $2,941,425 in the year ended December 31, 2019, primarily as a result of the gain on change of derivative liabilities and gain on disposition of subsidiary.  We reported a net loss of $8,168,814 in the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had total current assets of $11,083, including cash of $8,275, and total current liabilities of $9,346,528, resulting in a working capital deficit of $9,335,445.  Included in our current liabilities at December 31, 2019 are derivative liabilities totaling $6,160,895, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable.  During the year ended December 31, 2019, we received proceeds of $617,000.

During the year ended December 31, 2019, we used net cash of $627,957 in operating activities as a result of our net income of $2,941,425, non-cash expenses totaling $1,097,061, and increases in accounts payable of $13,042, accrued expenses and other current assets of $1,141, accrued interest – notes payable of $250,492 and change in net assets of discontinued operations of $10,843, offset by non-cash gains totaling $4,941,153, and increase in prepaid expenses of $808.

During the year ended December 31, 2018, we used net cash of $696,729 in operating activities as a result of our net loss of $8,168,814, increase in prepaid expenses of $2, and change in net assets of discontinued operations of $39,274, partially offset by non-cash expenses totaling $7,322,200, and increases in accounts payable of $668, accrued expenses and other current assets of $180, and accrued interest – notes payable of $188,313.

During the years ended December 31, 2019 and 2018 we had no cash provided by or used in investing activities.

Net cash provided by financing activities during the years ended December 31, 2019 and 2018 was $617,000 and $692,500, comprised of proceeds from convertible notes payable.

Historically, proceeds received from the issuance of debt have been sufficient to fund our current operating expenses.  We estimate that we will need to raise substantial capital or financing over the next twelve months in order to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Therefore, our future operations are dependent on our ability to secure additional financing. Recently, funding opportunities have been limited due to downturns in U.S. equity and debt markets resulting from the world-wide Coved 19 pandemic.  Financing transactions, if available, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and continued downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.

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

Our prospects must be considered considering the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Future Impact of Covid-19

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of December 31, 2019, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However as of December 31, 2019, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019 and 2018, we believe the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

	Total	Level 1	Level 2	Level 3
December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

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

Recently Issued Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 842, "Leases." ASC 842 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASC 842 using the optional modified retrospective transition method.  Under this transition method, we did not recast the prior period financial statements presented.  The adoption of ASC 842 resulted in the measurement and recognition of an operating lease liability and corresponding right-of use asset (included in other assets) in the amount of $18,352 as of January 1, 2019.  The operating lease liability was measured as the present value of assumed remaining lease payments using an estimated incremental borrowing rate.  We amortize the right-of-use asset over the term of the lease.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (Income Taxes Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general provision of Topic 740. The amendments also improve consistent application of and simplify General Accepted Accounting Principles for other areas of Topic 740 by clarifying and amending existing practice. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently unable to determine the impact on its financial statements of the implementation of this ASU.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2018, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of December 31, 2019, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2019, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
William E. Beifuss, Jr.	74	President, Chief Executive Officer, Acting Chief Financial Officer and Secretary
Byron Elton	66	Chairman of the Board of Directors

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

Effective June 9, 2018, William E. Beifuss, Jr., the Company’s President and Acting Chief Financial Officer was appointed to serve as Interim Chief Executive Officer of the Company. On May 30, 2019, Mr. Beifuss resigned as Interim Chief Executive Officer of the Company. With the resignation of Rick Ellis as the Company’s Chief Executive Office as discussed below, Mr. Beifuss was appointed as Chief Executive Officer of the Company.

Pursuant to the Merger, effective November 30, 2018, Rick Ellis, the owner and founder of EllisLab, Inc. was appointed as a director of the Company, and subsequently on May 30, 2019, Mr. Ellis was appointed as the Chief Executive Officer of the Company. In connection with the sale of Ellis Lab Corp to Mr. Ellis effective September 30, 2019, Rick Ellis resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

William E. Beifuss, Jr. — Director, Chief Executive Officer, President, Acting Chief Financial Officer, and Secretary. Effective September 30, 2019, Mr. Beifuss was appointed to serve as Chief Executive Officer of the Company. Mr. Beifuss previously served as the interim Chief Executive Officer of the Company from May 1, 2017 to July 1, 2017 and as the Chief Executive Officer of the Company from May 10, 2013 to March 7, 2016. Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013. Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company. Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013. From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9, Inc. He served as the interim Chief Financial Officer of Warp 9, Inc. from June 2011 to April 2012. From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D’Alene French Baking Company. He served as a unit committee chairman of Boy Scouts of America.

Byron Elton —Chairman of the Board of Directors.  Mr. Elton has been a director of the Company since March 16, 2009 and the Chairman of the Board of Directors since 2009.  He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations.  From January 2014 to the present, he has served on the Board of Directors of OriginClear, Inc.  From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles.  From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm.  He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008.  Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada.  His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.

Mr. Elton’s extensive senior level management experience specifically in new business development and partnership strategies made him qualified to serve on the Board of Directors.

Family Relationships

There are no family relationships among our executive officers and directors.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Board Committees

Director Independence. The board of directors has analyzed the independence of each director and has concluded that currently no director is considered an independent director in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities, or the NASDAQ Capital Market.

Audit Committee. Our Board of Directors has appointed an audit committee. During our fiscal year ended December 31, 2019, our audit committee is comprised of Byron Elton. Mr. Elton does not qualify as independent as defined in Rule 4200 of the listing standards of The Nasdaq Capital Market. Our audit committee is authorized to:

•	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

•	resolve any disagreements between management and the auditor regarding financial reporting;

•	pre-approve all auditing and non-audit services;

•	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

•	meet with our officers, external auditors, or outside counsel, as necessary; and

•	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

The audit committee held four meetings during fiscal year ended December 31, 2019.

Compensation Committee. Our compensation committee is comprised of Byron Elton. Our compensation committee is authorized to:

•	discharge the responsibilities of the Board of Directors relating to compensation of our directors, executive officers and key employees;

•	assist the Board of Directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

•	oversee the annual process of evaluation of the performance of our management; and

•	perform such other duties and responsibilities as enumerated in and consistent with compensation committee’s charter.

Nominating Committee. Our nominating committee is comprised of Byron Elton. Our nominating committee is authorized to:

•	assist the Board of Directors by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of shareholders;

•	lead the Board of Directors in its annual review of its performance;

•	recommend to the Board director nominees for each committee of the Board of Directors; and

•	develop and recommend to the Board of Directors corporate governance guidelines applicable to us.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2019 with senior management. The audit committee has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from M&K CPAS, PLLC required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

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

Indebtedness of Executive Officers

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2019 all Reporting Persons timely complied with all applicable filing requirements.

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

The Elements of Digital Location’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, all executive officer base salary decisions were approved by the Board of Directors.

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

Incentive Compensation Awards

The Named Executive Officers have not been paid bonuses and our Board of Directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Digital Locations: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The Board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

In November 2011, our Board adopted a stock option plan (the “2011 Plan”) under which 2,000,000 shares of common stock have been reserved for issuance. No stock option awards have yet been made to any of our Named Executives or other officers or employees of Digital Locations under the 2011 Plan. Our Board has granted a total of 6,223 stock options, on a post Stock-Split basis, to our current President and a former Chief Executive Officer outside of our 2011 Plan. These equity incentive awards, we believe, motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table sets forth the annual compensation paid or accrued by us for the years ended December 31, 2019 and 2018 for services rendered in all capacities by our Chief Executive Officer, our President, and our other most highly compensated officers during the fiscal years ended December 31, 2019 and December 31, 2018 whose total compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

William E. Beifuss, Jr. - President, Secretary, Chief Executive Officer and Acting Chief Financial Officer(2)	2019	-	-	-	-	-	-	120,000	120,000
	2018	-	-	-	-	-	-	120,000	120,000

Gerard F. Hug – Former	2019	-	-	-	-	-	-	-	-
Chief Executive Officer (3)	2018	110,000	-	-	-	-	-	-	110,000

Rick Ellis – Former	2019	90,000	-	-	-	-	-	18,837	108,837
Chief Executive Officer (4)	2018	10,000	-	-	-	-	-	1,841	11,841

_______________

(1)	Other compensation for Mr. Beifuss consists of consulting fees. As of December 31, 2019, unpaid consulting fees payable to Mr. Beifuss were $10,000.
(2)

Effective September 30, 2019, Mr. Beifuss was appointed to serve as Chief Executive Officer of the Company. Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013.

(3)	Mr. Hug was appointed Chief Executive Officer effective July 1, 2017 and resigned from that position on June 8, 2018.
(4)

Mr. Ellis was appointed Chief Executive Officer of the Company effective May 30, 2019 and resigned from that position on September 30, 2019. Other compensation for Mr. Ellis consists of medical, dental, and vision insurance premiums and a monthly stipend for office expenses paid by EllisLab Corp.

Employment Arrangements

We have a consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our Chief Executive Officer, President, and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013. The agreement was amended, effective November 1, 2016, to increase the monthly compensation to $10,000. The agreement may be cancelled by either party with 30 days’ notice.

Mr. Ellis served as Chief Executive Officer and received a monthly salary from EllisLab Corp. of $10,000. Mr. Ellis participated in the benefits offered to the employees of EllisLab Corp., including health, dental and vision insurance and a monthly stipend for office expenses paid by EllisLab Corp. Mr. Ellis resigned on September 30, 2019.

Commencing on July 1, 2017, Mr. Hug served as the Chief Executive Officer of the Company on an “at-will,” full-time basis. Mr. Hug’s base salary was $20,000 per month, equivalent to an annual salary of $240,000. He was entitled to participate in all benefits that the Company offered, including covering all of Mr. Hug’s health insurance premiums. Mr. Hug executed the Company’s standard Employment Confidentiality and Inventions Agreement. Mr. Hug resigned on June 8, 2018.

Grants of Equity Awards – Fiscal Year 2019

We did not grant any equity awards to our Named Executive Officers in fiscal year 2019.

Outstanding Equity Awards

The following table sets forth information with respect to grants of options to purchase our common stock to our Named Executive Officers at December 31, 2019, giving retroactive effect to the Stock Split.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

William E. Beifuss, Jr., President, Chief Executive Officer, Acting Chief Financial Officer, Secretary (1)	5,334	-	-	$13.50	9/23/2020

Byron Elton, Former Chief Executive Officer, Former President, Former Acting Chief Financial Officer and Former Secretary (2)	889	-	-	$13.50	9/23/2020

(1)	On September 23, 2013, Mr. Beifuss was granted nonqualified stock options to purchase 5,334 shares of our common stock at an exercise price of $13.50 per share exercisable until September 23, 2020 in consideration for his services to us. These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Digital Locations.

(2)	On September 23, 2013, Mr. Elton was granted nonqualified stock options to purchase 889 shares of our common stock at an exercise price of $13.50 per share exercisable until September 23, 2020 in consideration for his services to us. These stock options vest 1/25th per month, commencing on October 23, 2013, on a monthly basis for as long as Mr. Elton is an employee or consultant of Digital Locations.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2019.

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

No director compensation was paid to our non-employee directors during the years ended December 31, 2019 and 2018. Our employee directors currently do not receive cash compensation for their service on the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2020, the number of and percent of our common stock, reflecting the Stock Split, beneficially owned by:

•	each of our directors;

•	each of our named executive officers;

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of April 1, 2020 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 1, 2020 have been exercised and converted. The address for each of the below is c/o Digital Locations, Inc., 3700 State Street, Suite 350, Santa Barbara, California 93105.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned	Percent Owned (1)

William E. Beifuss, Jr., President, Acting Chief Executive Officer, Acting Chief Financial Officer, Secretary and Chairman of the Board of Directors (2)	9,783,537	78.39%

Byron Elton, Director (3)	1,167	*

All Executive Officers and Directors as a Group (2 persons)	9,784,704	78.40%

*	Indicates beneficial ownership of less than 1%.

(1)	Based upon 12,475,019 common shares issued and outstanding as of April 1, 2020 and giving effect to the Stock Split.

(2)	Includes 5,334 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 1, 2020.

(3)	Includes 889 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 1, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer, and Acting Chief Financial Officer, received fees for services totaling $110,000 and $120,000 for the years ended December 31, 2019 and 2018, respectively. Fees payable to Mr. Beifuss of $10,000 are included in accounts payable as of December 31, 2019.

Effective December 1, 2018, Rick Ellis, former Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., received a monthly salary of $10,000, or $90,000 and $10,000 for the years ended December 31, 2019 and 2018, respectively. Effective with the sale of EllisLab Corp. on September 30, 2019, Mr. Ellis resigned as the Company’s Chief Executive Officer and the monthly salary was terminated.

As discussed in Note 3, the Company issued 36,000 shares of Series C Convertible Preferred Stock to Rick Ellis, pursuant to the. Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to the EllisLab Corp. Sale Agreement.

On September 4, 2017, the Board of Directors of the Company authorized (a) the execution and recording with the Nevada Secretary of State of a Certificate of Designation (the “Series A Certificate”) for its newly designated Series A Preferred Stock, authorizing up to 1,000 shares of it, and (b) the issuance of 1,000 shares of Series A Preferred Stock to Mr. Beifuss. The shares of Series A Preferred Stock had a par value of $0.001 per share, did not have a dividend right or rate, or liquidation preference, and were not convertible into shares of common stock.

For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, had the right, on or after September 7, 2017, to vote in an amount equal to 51% of the total vote (representing a super majority voting power) with respect to any proposal relating to (a) any amendment to the Company’s Articles of Incorporation changing the name of the Company, (b) increasing the authorized share capital of the Company, and (c) effecting any reverse stock split of the Company’s issued and outstanding shares of capital stock.

The 1,000 shares of the Series A Preferred Stock issued to Mr. Beifuss were automatically redeemed by the Company at their par value in January 2018, 120 days after the effective date of the Series A Certificate.

On November 27, 2019, the Company filed a Certificate of Designation with the Secretary of State of Nevada which designates 1,000 shares of the Company’s preferred stock par value $0.001 per share, as Series D Preferred Stock. Mr. Beifuss was issued 1,000 Series D Preferred Shares valued at $15,000 by an independent valuation firm, which shares were outstanding as of December 31, 2019.

Pursuant to the terms of the Designation, holders of Series D Preferred Stock shall not be entitled to dividends or a liquidation preference and shall have no conversion rights. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to fifty-one percent (51%) of the total voting power of the Company’s shareholders.

The 1,000 shares of the Series D Preferred Stock issued to Mr. Beifuss were automatically redeemed by the Company at their par value in January 2020, 45 days after the effective date of the Series D Certificate.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by M&K CPAS, PLLC in the years ended December 31, 2019 and 2018 for the audit and reviews of our financial statements totaled approximately $30,250 and $20,000, respectively.

Audit-Related Fees

We incurred no audit-related fees during the years ended December 31, 2019 and 2018 to M&K CPAS, PLLC.

Tax Fees

We incurred no fees to M&K CPAS, PLLC. for tax compliance services for the years ended December 31, 2019 and 2018.

All Other Fees

There were no fees billed to us by to M&K CPAS, PLLC for services other than the services described above under “Audit Fees,” “Audit-Related Fees” during the years ended December 31, 2019 and 2018.

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

34

3.15

Certificate of Designation of Series C Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 30, 2 018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

3.16

Certificate of Designation of Series D Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 27, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2019)

3.17	Certificate of Change, filed with the Nevada Secretary of State on February 13, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2020).

4.1

Form of Warrant issued in connection with Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.1**	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.2

Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.3***	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton, dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.4***

Stock Option Agreement between Carbon Sciences, Inc. and William Beifuss, Jr., dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.5	Form of Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2017)

10.6

Nonstatutory Stock Option Agreement, dated as of November 30, 2018, between Digital Locations, Inc. and Derek Jones (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

10.7*	Convertible Promissory Note, dated May 24, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd.

10.8*	Convertible Promissory Note, dated June 27, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd.

10.9*	Convertible Promissory Note, dated August 13, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd.

10.10*	Convertible Promissory Note, dated January 25, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC

10.11*	Convertible Promissory Note, dated May 23, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC

10.12*	Convertible Promissory Note, dated August 29, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

21.1*	Subsidiaries

31.1*	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

**Management incentive plan

***Management contract

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Locations, Inc.

Date: April 14, 2020	By:	/s/ William E. Beifuss, Jr.
William E. Beifuss, Jr.
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William E. Beifuss, Jr.	DIRECTOR, PRESIDENT, CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER)	April 14, 2020
William E. Beifuss, Jr.

/s/ Byron Elton	CHAIRMAN OF THE BOARD OF DIRECTORS,	April 14, 2020
Byron Elton

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digital Locations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Locations, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

April 14, 2020

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$8,275	$19,232
Prepaid expenses	2,808	2,000
Current assets from discontinued operations	-	44,251
Total current assets	11,083	65,483

Property and equipment, net	595	1,117
Operating lease right to use	7,708	-
Non-current assets from discontinued operations	-	126,993

Total assets	$19,386	$193,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$126,478	$113,436
Accrued expenses and other current liabilities	3,332	2,191
Accrued interest, notes payable	581,610	342,752
Operating lease liability	7,708	-
Derivative liabilities	6,160,895	10,363,105
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $258,518 and $341,206, respectively	2,378,405	1,836,964
Current liabilities from discontinued operations	-	120,535
Total current liabilities	9,346,528	12,867,083

Total liabilities	9,346,528	12,867,083

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 16,155 shares issued and outstanding at December 31, 2019 and 2018, respectively	16	16
Series C, 0 and 36,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	36
Series D, 1,000 and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 1,049,380 and 181,112 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,049	181
Additional paid-in capital	25,937,634	25,533,544
Accumulated deficit	(35,265,842)	(38,207,267)
Total stockholders’ deficit	(9,327,142)	(12,673,490)

Total liabilities and stockholders’ deficit	$19,386	$193,593

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
General and administrative	397,949	787,702
Depreciation	522	1,347
Bad debt expense	356,851	-

Total operating expenses	755,322	789,049

Loss from operations	(755,322)	(789,049)

Other income (expense):
Interest expense	(974,713)	(968,826)
Gain (loss) on change in derivative liabilities	4,624,168	(1,417,783)
Gain on disposition of subsidiary	316,985	-

Total other income (expense)	3,966,440	(2,386,609)

Income (loss) from continuing operations before income taxes	3,211,118	(3,175,658)
Provision for income taxes	-	-

Income (loss) from continuing operations, net of income taxes	3,211,118	(3,175,658)

Loss from discontinued operations, net of income taxes	(269,693)	(4,993,156)

Net income (loss)	$2,941,425	$(8,168,814)

Weighted average number of common shares:
Basic	409,956	173,167
Diluted	164,537,744	173,167

Net income (loss) from continuing operations per common share:
Basic	$7.83	$(18.34)
Diluted	$0.02	$(18.34)

Net loss from discontinued operations per common share:
Basic	$(0.66)	$(28.83)
Diluted	$(0.66)	$(28.83)

Total income (loss) per common share:
Basic	$7.17	$(47.17)
Diluted	$0.02	$(47.17)

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

Year Ended December 31, 2019

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	-	$-	16,155	$16	36,000	$36	-	$-	181,112	$181	$25,533,544	$(38,207,267)	$(12,673,490)

Issuance of common stock for conversion of notes payable, accrued interest payable and fees	-	-	-	-	-	-	-	-	868,268	868	389,055	-	389,923
Return and cancellation of Series C preferred stock	-	-	-	-	(36,000)	(36)	-	-	-	-	36	-	-
Issuance of Series D preferred stock to related party for compensation	-	-	-	-	-	-	1,000	1	-	-	14,999	-	15,000
Net income	-	-	-	-	-	-			-	-	-	2,941,425	2,941,425

Balance, December 31, 2019	-	$-	16,155	$16	-	$-	1,000	$1	1,049,380	$1,049	$25,937,634	$(35,265,842)	$(9,327,142)

See accompanying notes to consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

Year Ended December 31, 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	1,000	$1	16,155	$16	-	$-	-	$-	172,340	$172	$20,576,554	$(30,038,453)	$(9,461,710)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	-	-	8,772	9	11,161	-	11,170
Redeem Series A preferred shares	(1,000)	(1)	-	-	-	-	-	-	-	-	1	-	-
Issuance of Series C preferred shares in Merger	-	-	-	-	36,000	36	-	-	-	-	4,345,830	-	4,345,866
Issuance of stock options in Merger	-	-	-	-	-	-	-	-	-	-	599,998	-	599,998
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,168,814)	(8,168,814)

Balance, December 31, 2018	-	$-	16,155	$16	36,000	$36	-	$-	181,112	$181	$25,533,544	$(38,207,267)	$(12,673,490)

See accompanying notes to consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$2,941,425	$(8,168,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	522	1,347
Impairment expense	-	4,934,429
Amortization of debt discount	723,688	780,514
Common stock issued for professional fees	1,000	-
Series D preferred stock issued for compensation	15,000	-
(Gain) loss on change in derivative liabilities	(4,624,168)	1,417,783
Gain on disposition of subsidiary	(316,985)	-
Warrants issued for professional fees	-	188,127
Bad debt expense	356,851	-
Changes in operating assets and liabilities:
Prepaid expenses	(808)	(2)
Accounts payable	13,042	668
Accrued expenses and other current liabilities	1,141	180
Accrued interest – notes payable	250,492	188,313
Change in net assets of discontinued operations	10,843	(39,274)
Net cash used in operating activities	(627,957)	(696,729)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	617,000	692,500
Net cash provided by financing activities	617,000	692,500

Net decrease in cash	(10,957)	(4,229)
Cash, beginning of the year	19,232	23,461

Cash, end of the year	$8,275	$19,232

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	304

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$617,000	$692,500
Common shares issued in conversion of debt	389,923	11,170
Redemption of Series C preferred stock	36	-
Operating lease right to use asset	18,352	-
Series C preferred shares issued in merger	-	4,345,866
Stock options issued in merger	-	599.998
Redemption of Series A preferred stock	-	1

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc.  On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

On November 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which EllisLab, Inc., an S Corporation owned 100% by Rick Ellis, merged with and into EllisLab Corp., a newly formed subsidiary of the Company (the “Merger”). EllisLab, Inc. builds software for web professionals and provides related support services.

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Rick Ellis to sell to Rick Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C preferred stock acquired by Rick Ellis in the Merger, which represents all of the issued and outstanding shares of the Series C preferred stock. In connection with the EllisLab Corp. Sale Agreement, the covenant not to compete and the lockup of stock consideration entered into in connection with the Merger were terminated and the parties’ obligations thereunder were released.  Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.  A gain on disposition of subsidiary of $316,985 was recorded.

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for all periods presented.  The EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations.  See Note 3.  All significant intercompany accounts and transactions have been eliminated.

Effective February 14, 2020, the Company effected a reverse split of its common stock at a ratio of one for two hundred twenty-five shares (1:225) (the “Stock Split”) with the filing of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada.  The Company has given retroactive effect for the Stock Split in its financial statements and notes thereto for all periods presented.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2019, our current liabilities exceeded our current assets by $9,335,445 and we had a total stockholders’ deficit of $9,327,142. In addition, subsequent to the EllisLab Corp. Sale Agreement which closed on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and, effective December 1, 2018 through September 30, 2019, the accounts of EllisLab Corp., its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2019 and 2018 were insured. At December 31, 2019 and 2018, there were no cash equivalents.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019 and 2018, we believe the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

	Total	Level 1	Level 2	Level 3
December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

December 31, 2018:
Derivative liabilities	$10,363,105	$-	$-	$10,363,105

Total liabilities measured at fair value	$10,363,105	$-	$-	$10,363,105

During the years ended December 31, 2019 and 2018, the Company had the following activity in its derivative liabilities account:

	Convertible	Series B	Stock
	Notes Payable	Preferred Stock	Options	Total

Derivative liabilities at December 31, 2017	$5,241,762	$2,831,142	$-	$8,072,904
Addition to liability for new issuances	692,500	-	188,127	880,627
Elimination of liability on conversion to common shares	(8,209)	-	-	(8,209)
Change in fair value	1,883,001	(491,244)	26,026	1,417,783

Derivative liabilities at December 31, 2018	7,809,054	2,339,898	214,153	10,363,105
Addition to liability for new issuances	617,000	-	-	617,000
Elimination of liability on conversion to common shares	(195,042)	-	-	(195,042)
Change in fair value	(4,624,818)	195,461	(194,811)	(4,624,168)

Derivative liabilities at December 31, 2019	$3,606,194	$2,535,359	$19,342	$6,160,895

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

Subsequent to the EllisLab Corp. Sale Agreement, which closed on September 30, 2019, the Company does not have any sources of revenues.

Concentrations of Credit Risk and Major Customers

EllisLab Corp. customers were the end-consumers that purchase its products from EllisLab Corp.’s online store. Therefore, the Company does not have any individual customers that represent any more than a fraction of its revenue.

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

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Years Ended December 31,
	2019	2018

Basic weighted average number of shares	409,956	173,167
Dilutive effect of:
Series B preferred stock	23,933,334	-
Convertible notes payable	140,194,454	-

Diluted weighted average number of shares	164,537,744	176,167

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

Research and Development

Research and development costs are expensed as incurred. We incurred no research and development costs for the years ended December 31, 2019 and 2018.

Advertising Costs

We expense the cost of advertising and promotional materials when incurred. We incurred no material advertising costs for the years ended December 31, 2019 and 2018.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, “Simplifying the Accounting for Income Taxes” (Income Taxes Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general provision of Topic 740. The amendments also improve consistent application of and simplify General Accepted Accounting Principles for other areas of Topic 740 by clarifying and amending existing practice. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently unable to determine the impact on its financial statements of the implementation of this ASU.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 3 – MERGER AND SUBSEQUENT SALE

On November 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger Agreement, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc. The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. became the surviving company.

Pursuant to the Merger Agreement, Ellis agreed to a covenant not to compete for a period of two years following the effective date of the Merger (the “Non-Competition Period”). Ellis further agreed that during the Non-Competition Period, he will not directly or indirectly solicit or agree to service for his benefit or the benefit of any third-party, any of the Company’s, Digital Locations’, or EllisLab Corp.’s customers.

Pursuant to the Merger Agreement, during the period beginning on the effective date and ending on the 24 month anniversary thereof, Ellis will not directly or indirectly (i) offer, sell, offer to sell, contract to sell, hedge, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or sell, or otherwise transfer or dispose of, any portion of the Series C Convertible Preferred Stock, or any shares of the Company’s common stock underlying the Series C Convertible Preferred Stock, beneficially owned, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

Each of the parties to the Merger Agreement made customary representations and warranties in the Merger Agreement.

On November 30, 2018, in connection with and pursuant to the Merger Agreement, the Company entered into a Nonstatutory Stock Option Agreement (the “Option Agreement”) with Derek Jones (“Jones”), whereby the Company issued to Jones an option to purchase 444,445 shares of the Common stock of the Company, at an exercise price of $1.13 (the “Option”), in exchange for his surrender of an option to purchase 10% of the shares of outstanding common stock of EllisLab, Inc. The Option vested but may not be exercised for two years from the date of the Merger. The option contains a blocker that prevents Jones from exercising the Option if such exercise would result in beneficial ownership of more than 4.99% of the outstanding shares of the Company’s stock, without at least 61 days of prior notice. Under the Option, Jones is also subject to the Rule 144 restrictions of an affiliate.

The acquisition of EllisLab, Inc. in the Merger was accounted for as a purchase, and the accounts of EllisLab Corp. are consolidated with those of the Company as of December 1, 2018. The Company engaged an independent valuation firm to estimate the value of the consideration paid by the Company in the Merger, consisting of the issuance of 36,000 shares of the Company’s $0.001 par value Series C Convertible Preferred Stock to Ellis, valued at $4,345,866, and 444,445 stock options to purchase common shares of the Company to Jones, valued at $599,998.

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

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Ellis to sell to Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock owned by him, which represents all of the issued and outstanding shares of the Series C Convertible Preferred Stock. In connection with the Sale Agreement, the covenant not to compete and the lockup of stock consideration entered into in connection with the Merger were terminated and the parties’ obligations thereunder released. Also, on September 30, 2019, the Company and Jones entered into an Option Cancellation Agreement pursuant to which the Option was cancelled. Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.

The Company recognized a bad debt expense of $356,851 in its statement of operations for the year ended December 31, 2019 as a result of the agreement to forgive the loans made by the Company to EllisLab Corp. for operating funds.  In addition, the Company recorded a gain on disposition of subsidiary of $316,985.

Assets and liabilities reclassified as assets and liabilities from discontinued operations at December 31, 2018 consisted of the following:

ASSETS

Current assets from discontinued operations:
Cash	$37,182
Accounts receivable	3,434
Prepaid expenses	3,635

Total current assets from discontinued operations	$44,251

Non-current assets from discontinued operations:
Property and equipment, net	$4,076
Intangible assets, net	122,917

Total non-current assets from discontinued operations	$126,993

LIABILITIES

Current liabilities from discontinued operations:
Accounts payable	$77,876
Accrued expenses	16,941
Deferred revenue	25,178

Total current liabilities from discontinued operations	$120,535

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2019	2018

Computer equipment	$12,303	$12,303
Office furniture and equipment	1,459	1,459
Total	13,762	13,762
Less accumulated depreciation	(13,167)	(12,645)

Net	$595	$1,117

Depreciation expense was $522 and $1,347 for the years ended December 31, 2019 and 2018, respectively.

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note of $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at December 31, 2019 and 2018, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at December 31, 2019, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at December 31, 2019 has been extended to December 31, 2020.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the year ended December 31, 2018, we issued the lender a total of 8,772 shares of our common stock in consideration for the conversion of principal of $2,330 and accrued interest of $630. During the year ended December 31, 2019, we issued the lender a total of 94,313 shares of our common stock in consideration for the conversion of principal of $14,225 and accrued interest of $4,684, resulting in a principal balance of $5,445 at December 31, 2019.

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

On January 10, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $1,644 and the debt discount was fully amortized.

On February 13, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $7,233 and the debt discount was fully amortized.

On March 9, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $11,178 and the debt discount was fully amortized.

On April 12, 2017, we received proceeds of $95,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $95,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $26,548 and the debt discount was fully amortized.

On May 8, 2017, we received proceeds of $60,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $21,041 and the debt discount was fully amortized.

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

On June 2, 2017, we received proceeds of $60,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $25,151 and the debt discount was fully amortized.

On July 10, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $41,863 and the debt discount was fully amortized.

On August 11, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $48,877 and the debt discount was fully amortized.

On September 12, 2017, we received proceeds of $85,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $85,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $59,384 and the debt discount was fully amortized.

On October 13, 2017, we received proceeds of $80,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $80,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $61,603 and the debt discount was fully amortized.

On November 8, 2017, we received proceeds of $75,000 pursuant to the June 2017 $500,000 CPN. We recorded a debt discount of $75,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $62,658 and the debt discount was fully amortized.

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

On December 14, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2018, amortization of debt discount was recorded to interest expense in the amount of $56,041 and the debt discount was fully amortized.

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $2,110 and $67,890, respectively and the debt discount has been fully amortized.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $6,247 and $53,753, respectively and the debt discount has been fully amortized.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $10,096 and $44,904, respectively and the debt discount has been fully amortized.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $1,300 and $5,200, respectively and the debt discount has been fully amortized.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $20,885 and $56,115, respectively and the debt discount has been fully amortized.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $20,877 and $39,123, respectively and the debt discount has been fully amortized.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $22,510 and $29,490, respectively and the debt discount has been fully amortized.

On July 10, 2018, we received proceeds of $35,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $18,315 and $16,685, respectively and the debt discount has been fully amortized.

On August 16, 2018, we received proceeds of $24,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $24,500 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $15,304 and $9,196, respectively and the debt discount has been fully amortized.

August 2018 Convertible Promissory Note – $500,000

On August 17, 2018, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “August 2018 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.01; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. Subsequently, the lender extended the maturity date, with the note payable upon demand, but in no event later than 60 months from August 17, 2018.

On August 17, 2018, we received proceeds of $10,500 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,500 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $6,588 and $3,912, respectively and the debt discount has been fully amortized.

On September 13, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $21,041 and $8,959, respectively and the debt discount has been fully amortized.

On October 8, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $19,247 and $5,753, respectively and the debt discount has been fully amortized.

On October 26, 2018, we received proceeds of $12,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $9,830 and $2,170, respectively and the debt discount has been fully amortized.

On November 5, 2018, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $21,164 and $3,836, respectively and the debt discount has been fully amortized.

On November 28, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $27,288 and $2,712, respectively and the debt discount has been fully amortized.

On November 30, 2018, we received proceeds of $10,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $9,151 and $849, respectively and the debt discount has been fully amortized.

On December 24, 2018, we received proceeds of $50,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $49,041 and $959, respectively and the debt discount has been fully amortized.

On January 17, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $23,836, resulting in a remaining debt discount of $1,164 as of December 31, 2019.

On February 25, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $21,164, resulting in a remaining debt discount of $3,836 as of December 31, 2019.

On March 22, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $19,399, resulting in a remaining debt discount of $5,601 as of December 31, 2019.

On March 26, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $11,475, resulting in a remaining debt discount of $3,525 as of December 31, 2019.

On April 11, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $10,820, resulting in a remaining debt discount of $4,180 as of December 31, 2019.

On April 19, 2019, we received proceeds of $65,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $45,464, resulting in a remaining debt discount of $19,536 as of December 31, 2019.

On June 28, 2019, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $15,246, resulting in a remaining debt discount of $14,754 as of December 31, 2019.

On July 29, 2019, we received proceeds of $40,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $16,940, resulting in a remaining debt discount of $23,060 as of December 31, 2019.

On September 27, 2019, we received proceeds of $33,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $8,566, resulting in a remaining debt discount of $24,434 as of December 31, 2019.

On October 8, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $5,738, resulting in a remaining debt discount of $19,262 as of December 31, 2019.

October 2019 Convertible Promissory Note – $500,000

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

On October 31, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $4,167, resulting in a remaining debt discount of $20,833 as of December 31, 2019.

On November 12, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $3,347, resulting in a remaining debt discount of $21,653 as of December 31, 2019.

On December 19, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $820, resulting in a remaining debt discount of $24,180 as of December 31, 2019.

November 23, 2018 Convertible Promissory Note – $33,000

Effective November 23, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matured on November 23, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $29,564 and $3,436, respectively and the debt discount has been fully amortized. During the year ended December 31, 2019, we issued the lender a total of 47,512 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the note in full.

December 5, 2018 Convertible Promissory Note – $33,000

Effective December 5, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matured on December 5, 2019. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $30,649 and $2,351, respectively, and the debt discount has been fully amortized. During the year ended December 31, 2019, we issued the lender a total of 76,090 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the note in full.

January 25, 2019 Convertible Promissory Note – $38,000

Effective January 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matures on January 25, 2020. The Company received proceeds of $35,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $36,585, resulting in a remaining debt discount of $1,415 as of December 31, 2019. During the year ended December 31, 2019, we issued the lender a total of 115,556 shares of our common stock in consideration for the conversion of principal of $15,622 and fees of $1,000, resulting in a principal balance of $22,378 as of December 31, 2019.

February 13, 2019 Convertible Promissory Note – $38,000

Effective February 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note was to mature on February 13, 2020. The Company received proceeds of $35,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $38,000, and the debt discount has been fully amortized. During the year ended December 31, 2019, we issued the lender a total of 120,318 shares of our common stock in consideration for the conversion of principal of $38,000 and accrued interest of $1,900, extinguishing the note in full.

March 25, 2019 Convertible Promissory Note – $35,000

Effective March 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $35,000. The note was to mature on March 25, 2020. The Company received proceeds of $32,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $35,000, and the debt discount has been fully amortized. During the year ended December 31, 2019, we issued the lender a total of 204,763 shares of our common stock in consideration for the conversion of principal of $38,000 and accrued interest of $1,900, extinguishing the note in full.

May 23, 2019 Convertible Promissory Note – $33,000

Effective May 23, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on May 23, 2020. The Company received proceeds of $30,000 after an original issue discount of $1,750 and payment of $1,250 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,016, resulting in a remaining debt discount of $12,984 as of December 31, 2019.

May 24, 2019 Convertible Promissory Note – $33,000

Effective May 24, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on May 24, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $26,236, resulting in a remaining debt discount of $7,764 as of December 31, 2019. During the year ended December 31, 2019, we issued the lender a total of 209,718 shares of our common stock in consideration for the conversion of principal of $13,400, resulting in a principal balance of $19,600 as of December 31, 2019.

June 27, 2019 Convertible Promissory Note – $33,000

Effective June 27, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on June 27, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $16,861, resulting in a remaining debt discount of $16,139 as of December 31, 2019.

August 13, 2019 Convertible Promissory Note – $33,000

Effective August 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on August 13, 2020. The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $12,623, resulting in a remaining debt discount of $20,377 as of December 31, 2019.

August 29, 2019 Convertible Promissory Note – $33,000

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matures on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $11,180, resulting in a remaining debt discount of $13,820 as of December 31, 2019.

Total accrued interest payable on notes payable was $581,610 and $342,752 as of December 31, 2019 and December 31, 2018, respectively.

6. CAPITAL STOCK

At December 31, 2019, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series B Holder shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to one hundred dollars ($100) for each such share of the Series B Preferred Stock (as adjusted for any combinations, consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, before any payment is made or any assets distributed to the holders of common stock. After such payment, the remaining assets of the Company will be distributed to the holders of common stock.

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

The Series B Preferred Stock is convertible into shares of common stock.

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

The Conversion Price is subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. No fractional shares of common stock shall be issuable upon the conversion of shares of the Series B Preferred Stock and the Company shall pay the cash equivalent of any fractional share upon such conversion.

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

The Series B Holder has the right, at its sole discretion, to elect a fixed conversion price for the Series B Preferred Stock. The Fixed Conversion Price may not be lower than the Conversion Price. The Company will not, by amendment of its Articles of Incorporation, bylaws or through any reorganization, transfer of assets, consolidation, merger, scheme of arrangement, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Series B Certificate, and will at all times carry out all the provisions of the Series B Certificate.

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holder of each outstanding share of the Series C Preferred Stock shall be entitled to receive, on a pro rata basis with the outstanding Series B Preferred Stock, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to one hundred dollars ($100.00) for each such share of the Series C Preferred Stock (as adjusted for any combinations. consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, before any payment shall be made or any assets distributed to the holders of common stock, and, after such payment, the remaining assets of the Company shall be distributed to the holders of common stock.

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

Series D Preferred Stock

On November 27, 2019, the Company filed a Certificate of Designation for its Series D Preferred Stock (the “Series D Certificate”) with the Secretary of State of Nevada which designates 1,000 shares of the Company’s preferred stock par value $0.001 per share as Series D Preferred Stock. William E. Beifuss, Jr., the Company’s President and Chief Executive Officer, was issued 1,000 shares of Series D Preferred Stock valued at $15,000 by an independent valuation firm, which shares were outstanding as of December 31, 2019.

Pursuant to the terms of the Designation, holders of Series D Preferred Stock shall not be entitled to dividends or a liquidation preference and shall have no conversion rights. For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to fifty-one percent (51%) of the total voting power of the Company’s shareholders. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series D Preferred Stock.

The shares of the Series D Preferred Stock shall be automatically, and without any required action by the Company or the holders thereof, redeemed by the Company at their par value on the first to occur of the following triggering events: (i) a date forty-five (45) days as after the Effective Date, (ii) on the date that Mr. Beifuss. ceases, for any reason, to serve as officer, director or consultant of the Company, it being understood that if Mr. Beifuss continues without interruption to serve thereafter in one or more capacities as officer, director or consultant of the Company this shall not be considered a cessation of service, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange and such listing is conditioned upon the elimination of the preferential voting rights of the Series D Preferred Stock set forth in the Certificate of Designation.

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

Effective February 14, 2020, the Company effected a reverse split of its common stock at a ratio of one for two hundred twenty-five shares (1:225) with the filing of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada. The Company has given retroactive effect for the reverse stock split in its financial statements and notes thereto for all periods presented.

As of December 31, 2019 and 2018, the Company had 1,049,380 and 181,112 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2019, the Company issued a total of 868,268 shares of common stock at fair value in consideration for the conversion of $182,247 of convertible promissory notes, accrued interest payable of $11,634 and fees of $1,000. In connection with the debt conversions, the Company reduced derivative liabilities by $195,042. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible note.

During the year ended December 31, 2018, the Company the Company issued a total of 8,772 shares of common stock at fair value in consideration for the conversion of $2,330 of convertible promissory notes and accrued interest payable of $631. In connection with the debt conversion, the Company reduced derivative liabilities by $8,209. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible note.

7. STOCK OPTIONS AND WARRANTS

As of December 31, 2019, the Board of Directors of the Company had granted non-qualified stock options and warrants exercisable for a total of 184,001 shares of common stock to its officers, and consultants.

As further discussed in Note 3, on November 30, 2018 in connection with the Merger, the Company issued a ten-year option to purchase 444,445 shares of common stock of the Company, at an exercise price of $1.13. The option vested upon grant but may not be exercised for 2 years from the date of the Merger. Stock-based compensation of $599,998, measured at the grant date using a multinomial lattice model, was included in the purchase price recorded in the Merger and recorded to additional paid-in capital. This option was surrendered upon the sale of EllisLab Corp. on September 30, 2019.

On November 30, 2018, the Company also issued ten-year warrants to two consultants to purchase a total of 177,778 shares of common stock of the Company, at an exercise price of $1.13. The warrants vested upon grant but may not be exercised for two years from the date of issuance. Stock-based compensation of $188,127, measured at the grant date using a multinomial lattice model, was included in general and administrative expenses for the year ended December 31, 2018 and recorded to derivative liabilities due to the existence of a tainted equity environment.

We recognized no stock-based compensation expense for the year ended December 31, 2019.

A summary of the Company’s stock options and warrants as of December 31, 2019, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	6,290	$42.75
Granted	622,223	$1.13
Exercised	-	$-
Forfeited or expired	(38)	$3,044.25

Outstanding at December 31, 2018	628,475	$1.36
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(444,474)	$1.28

Outstanding at December 31, 2019	184,001	$1.544	8.65	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0676 as of December 31, 2019, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

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

The significant assumptions used in the valuation of the derivative liabilities at September 30, 2019 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0676
Conversion price	$21.38 - $0.095
Risk free interest rates	1.49% - 2.74%
Years to maturity	15.0
Expected volatility	185%–363%

The value of our derivative liabilities was estimated as follows at December 31:

	2019	2018

Convertible notes payable	$3,606,194	$7,809,054
Series B preferred stock	2,535,359	2,339,898
Warrants	19,342	214,153

Total	$6,160,895	$10,363,105

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

9. INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a 2019 combined U.S. federal and state rate of 29% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2019	2018

Income tax provision (benefit) at statutory rate	$761,100	$(2,369,000)
State income taxes, net of federal benefit	(200)	(200)
Non-deductible expenses	209,900	2,123,100
Non-taxable gains	(1,464,700)	-
Other	1,000	5,000
Valuation allowance	492,900	241,100

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforward	$3,597,300	$3,104,700
Research and development credit carryforward	125,300	125,300
Accrued compensated absences	1,000	700

Valuation allowance	(3,723,600)	(3,230,700)

	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018.

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2019, we recorded a valuation allowance of $3,723,600 against net current deferred tax. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2019, we had a net operating loss carryforward available to offset future taxable income of approximately $12,405,000, which begins to expire at dates that have not been determined. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Based upon our review and evaluation, during the years ended December 31, 2019 and 2018, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense). As of December 31, 2019 and 2018, we had no accrued interest or penalties related to uncertain tax positions.

10. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer and Acting Chief Financial Officer, received fees for services totaling $110,000 and $120,000 for the years ended December 31, 2019 and 2018, respectively. Fees payable to Mr. Beifuss of $10,000 are included in accounts payable as of December 31, 2019.

Effective December 1, 2018, Rick Ellis, the former Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., received a monthly salary of $10,000, or $90,000 and $10,000 for the years ended December 31, 2019 and 2018, respectively. Effective with the EllisLab Corp. Sale Agreement which closed on September 30, 2019, Mr. Ellis resigned as the Company’s Chief Executive Officer and the monthly salary was terminated.

As discussed in Note 3, the Company issued 36,000 shares of Series C Preferred Stock to Rick Ellis, in the EllisLab Corp. Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to the EllisLab Corp. Sale Agreement.

As discussed in Note 6, in November 2019, the Company issued to Mr. Beifuss 1,000 shares of Series D Preferred Stock for services valued at $15,000 by an independent valuation firm.

See Note 6 for a discussion regarding the issuance in August 2017 of 1,000 shares of Series A Preferred Stock to Mr. Beifuss for services rendered. The shares were automatically redeemed 120 days after the effective date of the related Series A Certificate.

See Note 5 for discussion of convertible notes payable with related parties.

11. COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter. Management has assumed a three-year life for the sublease arrangement. On January 1, 2019, we adopted ASC 842, “Leases,” which resulted in the recognition of an operating lease liability and corresponding right-of use asset (“ROU”) in the amount of $18,352.

As of December 31, 2019, the operating lease liability and ROU asset had a balance of $7,708. The operating lease liability was recorded as a current liability as of December 31 2019.

For the years ended December 31, 2019 and 2018, the Company recognized operating lease cost of $12,000,

The table below reconciles the Company’s future cash obligations for the operating lease liability recorded on the consolidated balance sheet as December 31, 2019:

2020	$8,000
Total minimum lease payments	8,000
Less amount representing interest	(292)

Present value of operating lease obligation	$7,708

Consulting Agreement

We have a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, with William E. Beifuss, Jr., our President, Chief Executive Officer, and Acting Chief Financial Officer, for the payment of monthly compensation of $10,000 per month. The agreement may be cancelled by either party with 30 days’ notice.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Reverse Stock Split

Effective February 14, 2020, the Company effected a reverse split of its common stock at a ratio of one for two hundred twenty-five shares (1:225) with the filing of a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada.  Outstanding common shares were increased by 2,605 shares for rounding of shares in the reverse split.

Redemption of Series D Preferred Stock

The 1,000 shares of Series D preferred stock issued to the Company’s President and Chief Executive Officer on November 27, 2019 were automatically redeemed on January 11, 2020, 45 days after the effective date of the Series D Certificate.

Convertible Note Conversions

Subsequent to December 31, 2019, two lenders converted a total of $8,600 principal and $1,589 accrued interest payable into 1,645,256 shares of the Company’s common stock.

Series B Preferred Shares Conversion

Effective February 26, 2020, William Beifuss, Jr., the Company’s President, converted 1,100 shares of Series B preferred stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B shares from a lender in a private transaction.

Subsequent Borrowing

Effective March 16, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,000. The note matures March 16, 2021. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Extension of Maturity Dates of Convertible Promissory Note

Subsequent to December 31, 2019, the maturity date of a note payable issued for services with a principal balance of $32,620 at December 31, 2019 was extended from December 31, 2019 to December 31, 2020.

