Form 10-Q
period 2020-03-31
Digital Locations, Inc.
filed 2020-05-26
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of registrant’s common stock outstanding, as of May 26, 2020 was 13,705,569.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$18,715	$8,275
Prepaid expenses	-	2,808
Total current assets	18,715	11,083

Property and equipment, net	541	595
Operating lease right to use	4,877	7,708

Total assets	$24,133	$19,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$183,651	$126,478
Accrued expenses and other current liabilities	12,085	3,332
Accrued interest, notes payable	647,139	581,610
Operating lease liability	4,877	7,708
Derivative liabilities	6,003,493	6,160,895
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable ($22,378 in default at March 31, 2020), net of discount of $152,238 and $258,518, respectively	2,514,085	2,378,405
Total current liabilities	9,453,430	9,346,528

Total liabilities	9,453,430	9,346,528

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 15,055 and 16,155 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	15	16
Series D, 0 and 1,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	1
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 12,475,019 and 1,049,380 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	12,475	1,049
Additional paid-in capital	26,199,530	25,937,634
Accumulated deficit	(35,641,317)	(35,265,842)
Total stockholders’ deficit	(9,429,297)	(9,327,142)

Total liabilities and stockholders’ deficit	$24,133	$19,386

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$-	$-

Operating expenses:
General and administrative	93,294	102,020
Depreciation and amortization	54	76

Total operating expenses	93,348	102,096

Loss from operations	(93,348)	(102,096)

Other income (expense):
Interest expense	(192,164)	(221,850)
Gain (loss) on change in derivative liabilities	(89,963)	3,225,346

Total other income (expense)	(282,127)	3,003,496

Income (loss) from continuing operations before income taxes	(375,475)	2,901,400
Provision for income taxes	-	-

Income (loss) from continuing operations, net of income taxes	(375,475)	2,901,400

Loss from discontinued operations, net of income taxes	-	(118,549)

Net income (loss)	$(375,475)	$2,782,851

Weighted average number of shares outstanding:
Basic	5,115,166	183,747
Diluted	5,115,116	5,960,381

Net income (loss) from continuing operations per common share:
Basic	$(0.07)	$15.79
Diluted	$(0.07)	$0.49

Net income (loss) from discontinued operations per common share:
Basic	$-	$(0.65)
Diluted	$-	$(0.65)

Total net income (loss) per common share:
Basic	$(0.07)	$15.15
Diluted	$(0.07)	$0.47

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Condensed Statement of Stockholders’ Deficit

Three Months Ended March 31, 2020 (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	16,155	$16	-	$-	1,000	$1	1,049,380	$1,049	$25,937,634	$(35,265,842)	$(9,327,142)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	1,645,256	1,645	8,544	-	10,189
Issuance of common stock for conversion of Series B preferred stock	(1,100)	(1)	-	-	-	-	9,777,778	9,778	(9,777)	-	-
Reverse split rounding of shares	-	-	-	-	-	-	2,605	3	(3)	-	-
Redemption of Series D preferred stock	-	-	-	-	(1,000)	(1)	-	-	1	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	263,131	-	263,131
Net loss	-	-	-	-	-	-	-	-	-	(375,475)	(375,475)

Balance, March 31, 2020	15,055	$15	-	$-	-	$-	12,475,019	$12,475	$26,199,530	$(35,641,317)	$(9,429,297)

See accompanying notes to condensed financial statements.

DIGITAL LOCATIONS, INC.

Condensed Statement of Stockholders’ Deficit

Three Months Ended March 31, 2019 (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	16,155	$16	36,000	$36	-	$-	181,112	$181	$25,533,544	$(38,207,267)	$(12,673,490)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	8,783	9	2,955	-	2,964
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	8,309	-	8,309
Net income	-	-	-	-	-	-	-	-	-	2,782,851	2,782,851

Balance, March 31, 2019	16,155	$16	36,000	$36	-	$-	189,895	$190	$25,544,808	$(35,424,416)	$(9,879,366)

See accompanying notes to condensed financial statements.

DIGITAL LOCATIONS, INC

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(375,475)	$2,782,851
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	54	77
Amortization of debt discount to interest expense	125,046	165,045
(Gain) loss on change in derivative liabilities	89,963	(3,225,346)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	2,808	(26,076)
Increase (decrease) in:
Accounts payable	57,173	26,397
Accrued expenses	8,753	1,810
Accrued interest, notes payable	67,118	56,805
Change in net assets of discontinued operations	-	8,549

Net cash used in operating activities	(24,560)	(209,888)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	35,000	192,000

Net cash provided by financing activities	35,000	192,000

Net increase (decrease) in cash	10,440	(17,888)
Cash, beginning of period	8,275	19,232

Cash, end of period	$18,715	$1,344

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	1,876
Non-cash financing and investing activities:
Debt discount for derivative liabilities	$15,766	$192,000
Common shares issued in conversion of debt	10,189	2,964
Common shares issued in conversion of Series B preferred shares	1	-
Reverse split rounding of shares	3	-
Redemption of Series D preferred stock	1	-
Settlement of derivative liabilities	263,131	8,309
Increase in other assets and operating lease liability	-	18,352

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2020

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

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for the three months ended March 31, 2019. The EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations.  See Note 3.  All significant intercompany accounts and transactions have been eliminated.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2019.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2020, our current liabilities exceeded our current assets by $9,434,715 and we had a total stockholders’ deficit of $9,429,297.  In addition, subsequent to the EllisLab Corp. Sale Agreement which closed on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2020.  The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2020 and December 31, 2019, we believe the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at March 31, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
March 31, 2020:
Derivative liabilities	$6,003,493	$-	$-	$6,003,493

Total liabilities measured at fair value	$6,003,493	$-	$-	$6,003,493

December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

During the three months ended March 31, 2020, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2019	$3,606,194	$2,535,359	$19,342	$6,160,895
Addition to liabilities for new debt/shares issued	15,766	-	-	15,766
Elimination of liabilities for debt conversions	(28,276)	(234,855)	-	(263,131)
Change in fair value	(312,048)	419,213	(17,202)	89,963

Derivative liabilities at March 31, 2020	$3,281,636	$2,719,717	$2,140	$6,003,493

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

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended March 31,
	2020	2019

Basic weighted average number of shares	5,115,166	183,747
Dilutive effect of:
Stock options	-	471,380
Series B preferred stock	-	1,595,556
Convertible notes payable	-	3,709,698

Diluted weighted average number of shares	5,115,166	5,960,381

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2020 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the three months ended March 31, 2019 have been reclassified to conform to the presentation for the three months ended March 31, 2020.

NOTE 3 – MERGER AND SUBSEQUENT SALE

On November 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”).  Pursuant to the terms of the Merger Agreement, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc.  The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. became the surviving company.  The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase, and the accounts of EllisLab Corp. were consolidated with those of the Company as of December 1, 2018.

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Ellis to sell to Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock owned by him, which represents all of the issued and outstanding shares of the Series C Convertible Preferred Stock.  Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.  Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for the three months ended March 31, 2019.  When presented, the EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019

Computer equipment	$12,303	$12,303
Office furniture and equipment	1,459	1,459
Total	13,762	13,762
Less accumulated depreciation	(13,221)	(13,167)

Net	$541	$595

Depreciation expense was $54 and $76 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5.  CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note of $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at March 31, 2020 and December 31, 2019, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at March 31, 2020, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at March 31, 2020 has been extended to December 31, 2020.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the year ended December 31, 2018, we issued the lender a total of 8,772 shares of our common stock in consideration for the conversion of principal of $2,330 and accrued interest of $630. During the three months ended March 31, 2020, we issued the lender a total of 496,804 shares of our common stock in consideration for the conversion of principal of $4,000 and accrued interest of $1,589, resulting in a principal balance of $1,445 at March 31, 2020.

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

On January 17, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $1,164 and the debt discount has been fully amortized to interest expense.

On February 25, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $3,836 and the debt discount has been fully amortized to interest expense.

On March 22, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $5,601 and the debt discount has been fully amortized to interest expense.

On March 26, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $3,525 and the debt discount has been fully amortized to interest expense.

On April 11, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $3,730, resulting in a remaining debt discount of $451 as of March 31, 2020.

On April 19, 2019, we received proceeds of $65,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $16,151, resulting in a remaining debt discount of $3,374 as of March 31, 2020.

On June 28, 2019, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $7,459, resulting in a remaining debt discount of $7,295 as of March 31, 2020.

On July 29, 2019, we received proceeds of $40,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $9,945, resulting in a remaining debt discount of $13,115 as of March 31, 2020.

On September 27, 2019, we received proceeds of $33,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $8,205, resulting in a remaining debt discount of $16,230 as of March 31, 2020.

On October 8, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $6,216, resulting in a remaining debt discount of $13,046 as of March 31, 2020.

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

On October 31, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $6,216, resulting in a remaining debt discount of $14,617 as of March 31, 2020.

On November 12, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $6,216, resulting in a remaining debt discount of $15,437 as of March 31, 2020.

On December 19, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $6,216, resulting in a remaining debt discount of $17,964 as of March 31, 2020.

January 25, 2019 Convertible Promissory Note – $38,000

Effective January 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000. The note matured on January 25, 2020 and is currently in default.  The Company received proceeds of $35,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $1,415 and the debt discount has been fully amortized to interest expense. The note had a principal balance of $22,378 as of March 31, 2020.

May 23, 2019 Convertible Promissory Note – $33,000

Effective May 23, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on May 23, 2020. The Company received proceeds of $30,000 after an original issue discount of $1,750 and payment of $1,250 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $8,205, resulting in a remaining debt discount of $4,779 as of March 31, 2020.  The note had a principal balance of $33,000 as of March 31, 2020.

May 24, 2019 Convertible Promissory Note – $33,000

Effective May 24, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000.  The note matures on May 24, 2020.  On January 16, 2020, the note was assigned to another institutional investor.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $5,551, resulting in a remaining debt discount of $2,213 as of March 31, 2020.  During the three months ended March 31, 2020, we issued the lender a total of 1,148,452 shares of our common stock in consideration for the conversion of principal of $4,600, resulting in a principal balance of $15,000 as of March 31, 2020.

June 27, 2019 Convertible Promissory Note – $33,000

Effective June 27, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on June 27, 2020. On January 16, 2020, the note was assigned to another institutional investor.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $8,205, resulting in a remaining debt discount of $4,779 as of March 31, 2020.  The note had a principal balance of $33,000 as of March 31, 2020.

August 13, 2019 Convertible Promissory Note – $33,000

Effective August 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on August 13, 2020. On January 16, 2020, the note was assigned to another institutional investor.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $8,205, resulting in a remaining debt discount of $12,172 as of March 31, 2020.  The note had a principal balance of $33,000 as of March 31, 2020.

August 29, 2019 Convertible Promissory Note – $25,000

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matures on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $8,205, resulting in a remaining debt discount of $5,615 as of March 31, 2020.  The note had a principal balance of $25,000 as of March 31, 2020.

March 16, 2020 Convertible Promissory Note – $38,000

Effective March 16, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,000. The note matures March 16, 2021. The Company received net proceeds of $35,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $18,766 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $771, resulting in a remaining debt discount of $17,995 as of March 31, 2020.  The note had a principal balance of $38,000 as of March 31, 2020.

Total accrued interest payable on notes payable was $647,139 and $581,610 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 6.  CAPITAL STOCK

At March 31, 2020, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of March 31, 2020 and December 31, 2019, the Company had 15,055 and 16,155 shares of Series B Preferred Stock outstanding, respectively, with a face value of $1,505,500 and $1,615,500, respectively.  These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.  Effective February 26, 2020, William Beifuss, Jr., the Company’s President, converted 1,100 shares of Series B preferred stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B shares from a lender in a private transaction.

The holders of outstanding shares of the Series B Preferred Stock (the "Series B Holders") are entitled to receive dividends pari passu with the holders of Common Stock, except upon a liquidation, dissolution and winding up of the Company, in which case the Series B Preferred Stock has a preference.  Such dividends will be paid equally to all outstanding shares of Series B Preferred Stock and Common Stock, on an as-if-converted basis with respect to the Series B Preferred Stock.  The Series B Holders may elect to use the most favorable conversion price for the purpose of determining the as-if-converted number of shares.

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

The conversion formula is as follows: The number of shares receivable upon conversion equals the Share Value divided by the Conversion Price. A conversion notice (the "Conversion Notice") may be delivered to Company by any method of the Series B Holder's choice (including but not limited to email, facsimile, mail, overnight courier, or personal delivery), and all conversions will be cashless and not require further payment from the Holder. If no objection is delivered from the Company to the Series B Holder, with respect to any variable or calculation reflected in the Conversion Notice, within 24 hours of delivery of the Conversion Notice, the Company will thereafter be deemed to have irrevocably confirmed and ratified such notice of conversion and waived any objection. The Company will deliver the shares of Common Stock from any conversion to the Series B Holder (in any name directed by the Series B Holder) within three (3) business days of Conversion Notice delivery. If the Company is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer ("FAST") program, then upon request of the Holder and provided that the shares to be issued are eligible for transfer under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or are effectively registered under the Securities Act, the Company will cause its transfer agent to electronically issue the Common Stock issuable upon conversion to the Holder through the DTC Direct Registration System ("DRS"). If the Company is not participating in the DTC FAST program, then the Company agrees in good faith to apply and cause the approval for participation in the DTC FAST program.

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

If the Company fails to deliver shares in accordance with the required time frame, then for each conversion, a penalty of $1,500 per day will be assessed for each day after the third business day (inclusive of the day of the conversion) until share delivery is made.  Such penalty may be converted into Common Stock at the Conversion Price or payable in cash, at the sole option of the Series B Holder (under the Holder's and the Company's expectations that any penalty amounts shall tack back to the original date of the issuance of Series B Preferred Stock, consistent with applicable securities laws).

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

Series D Preferred Stock

On November 27, 2019, the Company filed a Certificate of Designation for its Series D Preferred Stock (the “Series D Certificate”) with the Secretary of State of Nevada which designates 1,000 shares of the Company’s preferred stock par value $0.001 per share as Series D Preferred Stock. William E. Beifuss, Jr., the Company’s President and Chief Executive Officer, was issued 1,000 shares of Series D Preferred Stock valued at $15,000 by an independent valuation firm, which shares were outstanding as of December 31, 2019. The 1,000 shares of Series D preferred stock were automatically redeemed on January 11, 2020, 45 days after the effective date of the Series D Certificate.

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

As of March 31, 2020 and December 31, 2019, the Company had 12,475,019 and 1,049,380 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2020, the Company issued a total of 11,425,639 shares of common stock: 1,645,256 shares for the conversion of $8,600 of principal of convertible notes payable and accrued interest payable of $1,589; 9,777,778 shares for the conversion of 1,100 shares of Series B preferred stock recorded at par value; and 2,605 shares for the rounding of shares in the February 2020 reverse stock split recorded at par value.  In connection with the convertible debt and Series B preferred stock conversions, the Company reduced derivative liabilities by $263,131.  There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the underlying agreements

During the three months ended March 31, 2019, the Company issued 1,976,160 shares of common stock at fair value in consideration for the conversion of $2,285 of principal of convertible promissory notes and accrued interest payable of $679. In connection with the convertible debt conversion, the Company reduced derivative liabilities by $8,309.  There was no gain or loss on settlement of debt due to the conversion occurring within the terms of the convertible note.

NOTE 7.  STOCK OPTIONS AND WARRANTS

As of March 31, 2020, the Board of Directors of the Company had granted non-qualified stock options and warrants exercisable for a total of 184,001 shares of common stock to its employees, officers, and consultants.

We recognized no stock-based compensation expense for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock options and warrants as of March 31, 2020, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	184,001	$1.544	8.65
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2020	184,001	$1.544	8.40	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0080 as of March 31, 2020, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

NOTE 8. DERIVATIVE LIABILITIES

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

The significant assumptions used in the valuation of the derivative liabilities at March 31, 2020 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0080
Conversion price	$0.0431 - $0.0030
Risk free interest rates	0.18% - 2.74%
Years to maturity	15.0
Expected volatility	111%–373%

The value of our derivative liabilities was estimated as follows at:

	March 31, 2020	December 31, 2019

Convertible notes payable	$3,281,636	$3,606,194
Series B preferred stock	2,719,717	2,535,359
Warrants	2,140	19,342

Total	$6,003,493	$6,160,895

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

NOTE 9. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer and Acting Chief Financial Officer, is to receive fees for services of $10,000 per month.  Fees payable to Mr. Beifuss of $40,000 and $10,000 are included in accounts payable as of March 31, 2020 and December 31, 2019, respectively.

As discussed in Note 3, the Company issued 36,000 shares of Series C Preferred Stock to Rick Ellis, the former Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., in the EllisLab Corp. Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to the EllisLab Corp. Sale Agreement.

As discussed in Note 7, in November 2019, the Company issued to Mr. Beifuss 1,000 shares of Series D Preferred Stock for services valued at $15,000 by an independent valuation firm.  The shares were automatically redeemed in January 2020, 120 days after the effective date of the related Series D Preferred Stock Certificate.

See Note 5 for discussion of convertible notes payable with related parties.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2020 and December 31, 2019, the operating lease liability (recorded as a current liability) and ROU asset had a balance of $4,877 and $7,708, respectively.

For the three months ended March 31, 2020 and 2019, the Company recognized operating lease cost of $3,000,

The table below reconciles the Company’s future cash obligations for the operating lease liability recorded on the consolidated balance sheet as March 31, 2020:

2020	$5,000
Less amount representing interest	(123)

Present value of operating lease obligation	$4,877

NOTE 11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Note Conversions

Subsequent to March 31, 2020, a lender converted a total of $4,000 of principal into 1,230,550 shares of the Company’s common stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements.  Forward-looking statements present our expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements contained herein after the date of this report.  Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 14, 2020, and in other reports filed by us with the SEC.

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

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Rick Ellis to sell to Rick Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock acquired by Rick Ellis in the Merger, which represented all of the issued and outstanding shares of the Company’s Series C Convertible Preferred Stock.  Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for the three months ended March 31, 2019. Where presented, the EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations.

We are an early stage developer and acquirer of cell tower sites for 5G services. We intend to develop a portfolio of cell tower sites to help meet the expected demand of rapidly growing 5G networks.  To rapidly enter the market, we plan to partner or co-develop a portfolio of cell tower sites to help meet the demands of 5G networks. Our goal is to become a “landlord” of tomorrow’s wireless communications assets.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2020, our current liabilities exceeded our current assets by $9,434,715 and we had a total stockholders’ deficit of $9,429,297.  In addition, subsequent to the EllisLab Corp. Sale Agreement which closed on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

As discussed above, revenues and expenses of EllisLab Corp. are combined and presented as loss from discontinued operations, net of income taxes in our condensed statements of operations.  Therefore, we reported no revenues for the three months ended March 31, 2020 and 2019. On September 30, 2019, we sold EllisLab Corp. and currently have no other sources of revenues.

General and Administrative Expenses

General and administrative expenses decreased to $93,294 in the three months ended March 31, 2020 from $102,020 in the three months ended March 31, 2019. The decrease is due primarily to decreased salaries in the current fiscal year and a decrease in professional fees.

Depreciation and Amortization Expense

Our investment in property and equipment currently is not material to our operations. Depreciation expense was $54 and $76 for the three months ended March 31, 2020 and 2019, respectively.

Other Income (Expense)

Total other expense was $282,127 for the three months ended March 31, 2020 compared to total other income of $3,003,496 for the three months ended March 31, 2019.  The total other income for the first quarter of the last fiscal year resulted from a gain on change in derivative liabilities, partially offset by interest expense.

We reported a loss on change in derivative liabilities of $89,963 in the three months ended March 31, 2020 compared to a gain on change in derivative liabilities of $3,225,346 in the three months ended March 31, 2019.  We estimate the fair value of the derivatives associated with our convertible notes, certain stock options and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense decreased to 192,164 for the three months ended March 31, 2020 from $221,850 for the three months ended March 31, 2019.  The increase in interest expense resulted primarily from lower amortization of debt discount in the current year, as we have had limited new debt.

Net Income

As a result of the above, we reported a net loss of $375,475 for the three months ended March 31, 2020 compared to net income of $2,782,851 for the three months ended March 31, 2019.  The net income for the prior year first quarter resulted primarily from the gain on change in derivative liabilities.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $18,715, comprised of cash, and total current liabilities of $9,453,430, resulting in a working capital deficit of $9,434,715.  Included in our current liabilities at March 31, 2020 are derivative liabilities totaling $6,003,493, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable.  We have been limited in raising funds during the current fiscal year and received $35,000 of net proceeds from convertible notes payable during the three months ended March 31, 2020.

During the three months ended March 31, 2020, we used net cash of $24,560 in operating activities as a result of our net loss of $375,475, partially offset by non-cash expenses totaling $215,063, decrease in prepaid expenses of $2,808 and increases in accounts payable of $57,173, and accrued expenses of $8,753 and accrued interest, notes payable of $67,118.

During the three months ended March 31, 2019, we used net cash of $209,888 in operating activities as a result of our net income of $2,782,851, non-cash expenses totaling $165,122, increases in accounts payable of $26,397, accrued expenses of $1,810, accrued interest, notes payable of $56,805 and change in net assets of discontinued operations of $8,549, offset by non-cash gain of $3,225,346 and increase in prepaid expenses of $26,397.

During the three months ended March 31, 2020 and 2019, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the three months ended March 31, 2020 and 2019 was $35,000 and $192,000, respectively, comprised of proceeds from convertible notes payable.

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

Future Impact of Covid-19

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of March 31, 2020, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19.  However as of March 31, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2020 and December 31, 2019, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at March 31, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
March 31, 2020:
Derivative liabilities	$6,003,493	$-	$-	$6,003,493

Total liabilities measured at fair value	$6,003,493	$-	$-	$6,003,493

December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2020, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2020, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of March 31, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of March 31, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of March 31, 2020, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of March 31, 2020, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of March 31, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company issued a total of 11,425,639 shares of common stock: 1,645,256 shares for the conversion of $8,600 of principal of convertible notes payable and accrued interest payable of $1,589; 9,777,778 shares for the conversion of 1,100 shares of Series B preferred stock recorded at par value; and 2,605 shares for the rounding of shares in the February 2020 reverse stock split recorded at par value.  In connection with the convertible debt and Series B preferred stock conversions, the Company reduced derivative liabilities by $263,131.

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

10.1	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.2

Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.3	Stock Option Agreement between Carbon Sciences, Inc. and Byron Elton, dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.4

Stock Option Agreement between Carbon Sciences, Inc. and William Beifuss, Jr., dated September 23, 2013. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017)

10.5	Form of Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2017)

10.6

Nonstatutory Stock Option Agreement, dated as of November 30, 2018, between Digital Locations, Inc. and Derek Jones (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

10.7

Convertible Promissory Note, dated May 24, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.8

Convertible Promissory Note, dated June 27, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.9

Convertible Promissory Note, dated August 13, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.10

Convertible Promissory Note, dated January 25, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.11

Convertible Promissory Note, dated May 23, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.12

Convertible Promissory Note, dated May 23, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

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

______

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 26, 2020.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

