Form 10-Q
period 2020-06-30
Digital Locations, Inc.
filed 2020-08-13
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The number of shares of registrant’s common stock outstanding, as of August 13, 2020 was 106,348,954.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash	$15,108	$8,275
Prepaid expenses	-	2,808
Total current assets	15,108	11,083

Property and equipment, net	271	595
Operating lease right to use	1,975	7,708

Total assets	$17,354	$19,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$214,463	$126,478
Accrued expenses and other current liabilities	20,207	3,332
Accrued interest, notes payable	704,229	581,610
Operating lease liability	1,975	7,708
Derivative liabilities	6,716,702	6,160,895
PPP loan payable	9,501	-
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable ($29,196 in default at June 30, 2020), net of discount of $88,947 and $258,518, respectively	2,526,895	2,378,405
Total current liabilities	10,282,072	9,346,528

Total liabilities	10,282,072	9,346,528

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 15,055 and 16,155 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	15	16
Series D, 0 and 1,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	1
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 51,507,228 and 1,049,380 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	51,507	1,049
Additional paid-in capital	26,296,745	25,937,634
Accumulated deficit	(36,612,985)	(35,265,842)
Total stockholders’ deficit	(10,264,718)	(9,327,142)

Total liabilities and stockholders’ deficit	$17,354	$19,386

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	79,292	84,408	172,586	196,428
Depreciation and amortization	270	284	324	360

Total operating expenses	79,562	94,692	172,910	196,788

Loss from operations	(79,562)	(94,682)	(172,910)	(196,788)

Other income (expense):
Interest expense	(155,481)	(258,950)	(347,645)	(480,800)
Gain (loss) on change in derivative liabilities	(736,625)	378,026	(826,588)	3,603,372

Total other income (expense)	(892,106)	119,076	(1,174,233)	3,122,572

Income (loss) from continuing operations before income taxes	(971,668)	24,384	(1,347,143)	2,925,784
Provision for income taxes	-	-	-	-

Income (loss) from continuing operations net of income taxes	(971,668)	24,384	(1,347,143)	2,925,784

Loss from discontinued operations, net of income taxes	-	(86,828)	-	(205,377)

Net income (loss)	$(971,668)	$(62,444)	$(1,347,143)	$2,720,407

Weighted average number of shares outstanding:
Basic	17,641,667	225,668	11,378,418	204,820
Diluted	17,641,667	15,332,130	11,378,418	15,311,282

Net income (loss) from continuing operations per common share:
Basic	$(0.06)	$0.11	$(0.12)	$14.28
Diluted	$(0.06)	$0.00	$(0.12)	$0.19

Net income (loss) from discontinued operations per common share:
Basic	$-	$(0.38)	$-	$(1.00)
Diluted	$-	$(0.38)	$-	$(1.00)

Total net income (loss) per common share:
Basic	$(0.06)	$(0.28)	$(0.12)	$13.28
Diluted	$(0.06)	$(0.28)	$(0.12)	$0.18

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Condensed Statement of Stockholders’ Deficit

Six Months Ended June 30, 2020 (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	16,155	$16	-	$-	1,000	$1	1,049,380	$1,049	$25,937,634	$(35,265,842)	$(9,327,142)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	40,677,465	40,677	57,343	-	98,020
Issuance of common stock for conversion of Series B preferred stock	(1,100)	(1)	-	-	-	-	9,777,778	9,778	(9,777)	-	-
Reverse split rounding of shares	-	-	-	-	-	-	2,605	3	(3)	-	-
Redemption of Series D preferred stock	-	-	-	-	(1,000)	(1)	-	-	1	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	311,547	-	311,547
Net loss	-	-	-	-	-	-	-	-	-	(1,347,143)	(1,347,143)

Balance, June 30, 2020	15,055	$15	-	$-	-	$-	51,507,228	$51,507	$26,296,745	$(36,612,985)	$(10,264,718)

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Condensed Statement of Stockholders’ Deficit

Six Months Ended June 30, 2019 (Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	16,155	$16	36,000	$36	-	$-	181,111	$181	$25,533,544	$(38,207,267)	$(12,673,490)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	145,365	145	76,294	-	76,439
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	82,632	-	82,632
Net income	-	-	-	-	-	-	-	-	-	2,720,407	2,782,851

Balance, June 30, 2019	16,155	$16	36,000	$36	-	$-	326,476	$326	$25,692,470	$(35,486,860)	$(9,794,012)

See notes to condensed financial statements

DIGITAL LOCATIONS, INC

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(1,347,143)	$2,720,407
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	324	361
Amortization of debt discount to interest expense	216,337	362,766
(Gain) loss on change in derivative liabilities	826,588	(3,603,372)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	2,808	(17,653)
Increase (decrease) in:
Accounts payable	87,985	24,534
Accrued expenses	19,125	2,076
Accrued interest, notes payable	131,308	118,034
Change in net assets of discontinued operations	-	16,378

Net cash used in operating activities	(62,668)	(376,469)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	60,000	392,000
Proceeds from PPP loan	9,501	-

Net cash provided by financing activities	69,501	392,000

Net increase in cash	6,833	15,531
Cash, beginning of period	8,275	19,232

Cash, end of period	$15,108	$34,763

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	1,876

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$40,766	$392,000
Common shares issued in conversion of debt	98,020	76,439
Common shares issued in conversion of Series B preferred shares	1	-
Reverse split rounding of shares	3	-
Redemption of Series D preferred stock	1	-
Settlement of derivative liabilities	311,547	82,632
Increase in other assets and operating lease liability	-	18,352

See notes to condensed financial statements

DIGITAL LOCATIONS, INC.

Notes to Condensed Financial Statements

Six Months Ended June 30, 2020

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

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for the three months and six months ended June 30, 2019. The EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations.  See Note 3.  All significant intercompany accounts and transactions have been eliminated.

In November 2019, the Company announced its plan to focus its resources on developing a portfolio of cell tower sites to help meet the expected demand of rapidly growing 5G networks.  The Company’s goal is to become a “landlord” of tomorrow’s wireless communications assets.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2019.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2020, our current liabilities exceeded our current assets by $10,266,964 and we had a total stockholders’ deficit of $10,264,718.  In addition, subsequent to the EllisLab Corp. Sale Agreement which closed on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2020 and December 31, 2019, we believe the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at June 30, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
June 30, 2020:
Derivative liabilities	$6,716,702	$-	$-	$6,716,702

Total liabilities measured at fair value	$6,716,702	$-	$-	$6,716,702

December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

During the six months ended June 30, 2020, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2019	$3,606,194	$2,535,359	$19,342	$6,160,895
Addition to liabilities for new debt/shares issued	40,766	-	-	40,766
Elimination of liabilities for debt conversions	(76,692)	(234,855)	-	(311,547)
Change in fair value	(283,487)	1,117,010	(6,935)	826,588

Derivative liabilities at June 30, 2020	$3,286,781	$3,417,514	$12,407	$6,716,702

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

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Basic weighted average number of shares	17,641,667	225,668	11,378,418	204,820
Dilutive effect of:
Stock options	-	-	-	-
Series B preferred stock	-	2,564,286	-	2,564,286
Series C preferred stock	-	3,200,000	-	3,200,000
Convertible notes payable	-	9,342,176	-	9,342,176

Diluted weighted average number of shares	17,641,667	15,332,130	11,378,418	15,311,282

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2020 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior year periods have been reclassified to conform to the presentation for the current year periods.

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

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Ellis to sell to Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock owned by him, which represents all of the issued and outstanding shares of the Series C Convertible Preferred Stock.  Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.  Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for the three months and six months ended June 30, 2019.  When presented, the EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019

Computer equipment	$12,303	$12,303
Office furniture and equipment	1,459	1,459
Total	13,762	13,762
Less accumulated depreciation	(13,491)	(13,167)

Net	$271	$595

Depreciation expense was $270 and $284 for the three months ended June 30, 2020 and 2019, respectively and $324 and $360 for the six months ended June 30, 2020 and 2019, respectively.

5.  CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note of $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at June 30, 2020 and December 31, 2019, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at June 30, 2020, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at June 30, 2020 has been extended to December 31, 2020.

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

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the six months ended June 30, 2020, we issued the lender a total of 26,337 shares of our common stock in consideration for the conversion of principal of $4,000 and accrued interest of $1,589, resulting in a principal balance of $1,445 at June 30, 2020.

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

On January 17, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $1,164 and the debt discount has been fully amortized to interest expense.

On February 25, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $3,836 and the debt discount has been fully amortized to interest expense.

On March 22, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $5,601 and the debt discount has been fully amortized to interest expense.

On March 26, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN.  We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $3,525 and the debt discount has been fully amortized to interest expense.

On April 11, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $4,180 and the debt discount has been fully amortized to interest expense.

On April 19, 2019, we received proceeds of $65,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $19,536 and the debt discount has been fully amortized to interest expense.

On June 28, 2019, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $14,754 and the debt discount has been fully amortized to interest expense.

On July 29, 2019, we received proceeds of $40,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $19,891, resulting in a remaining debt discount of $3,169 as of June 30, 2020.

On September 27, 2019, we received proceeds of $33,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $16,410, resulting in a remaining debt discount of $8,025 as of June 30, 2020.

On October 8, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $12,432, resulting in a remaining debt discount of $6,831 as of June 30, 2020.

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

On October 31, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $12,432, resulting in a remaining debt discount of $8,402 as of June 30, 2020.

On November 12, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $12,432, resulting in a remaining debt discount of $9,221 as of June 30, 2020.

On December 19, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $12,432, resulting in a remaining debt discount of $11,749 as of June 30, 2020.

January 25, 2019 Convertible Promissory Note – $38,000

Effective January 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000, which matured on January 25, 2020.  The Company received proceeds of $35,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $1,415 and the debt discount has been fully amortized to interest expense. During the six months ended June 30, 2020, we issued the lender a total of 12,855,132 shares of our common stock in consideration for the conversion of principal of $22,378, accrued interest of $3,800 and fees of $2,000, repaying the debt in full.

May 23, 2019 Convertible Promissory Note – $33,000

Effective May 23, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000.  The note matured on May 23, 2020 and was in default at June 30, 2020. The Company received proceeds of $30,000 after an original issue discount of $1,750 and payment of $1,250 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $12,984 and the debt discount has been fully amortized to interest expense.  During the six months ended June 30, 2020, we issued the lender a total of 2,350,000 shares of our common stock in consideration for the conversion of principal of $3,804 and fees of $250, resulting in a principal balance of $29,196 at June 30, 2020.

May 24, 2019 Convertible Promissory Note – $33,000

Effective May 24, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000.  The note matured on May 24, 2020.  On January 16, 2020, the note was assigned to another institutional investor.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $7,764 and the debt discount has been fully amortized to interest expense.  During the six months ended June 30, 2020, we issued the lender a total of 6,720,530 shares of our common stock in consideration for the conversion of principal of $19,600 and accrued interest of $1,650, repaying the debt in full.

June 27, 2019 Convertible Promissory Note – $33,000

Effective June 27, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matured on June 27, 2020. On January 16, 2020, the note was assigned to another institutional investor.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $16,139 and the debt discount has been fully amortized to interest expense.  During the six months ended June 30, 2020, we issued the lender a total of 16,207,380 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, repaying the debt in full.

August 13, 2019 Convertible Promissory Note – $33,000

Effective August 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000. The note matures on August 13, 2020. On January 16, 2020, the note was assigned to another institutional investor.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, we issued the lender a total of 2,047,619 shares of our common stock in consideration for the conversion of principal of $4,300, resulting in a principal balance of $28,700 at June 30, 2020.

August 29, 2019 Convertible Promissory Note – $25,000

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matures on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $16,410, resulting in a remaining debt discount of $2,590 as of June 30, 2020.  The note had a principal balance of $25,000 as of June 30, 2020.

March 16, 2020 Convertible Promissory Note – $38,000

Effective March 16, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,000. The note matures March 16, 2021. The Company received net proceeds of $35,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $18,766 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $5,450, resulting in a remaining debt discount of $13,316 as of June 30, 2020.  The note had a principal balance of $38,000 as of June 30, 2020.

June 22, 2020 Convertible Promissory Note – $28,000

Effective June 22, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $28,000. The note matures June 22, 2021. The Company received net proceeds of $25,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $28,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2020, amortization of debt discount was recorded to interest expense in the amount of $614, resulting in a remaining debt discount of $27,386 as of June 30, 2020.  The note had a principal balance of $28,000 as of June 30, 2020.

Total accrued interest payable on notes payable was $704,229 and $581,610 as of June 30, 2020 and December 31, 2019, respectively.

6.  PPP LOAN PAYABLE

A loan to the Company in the principal amount of $9,501 was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) ( the “Act” ) and was funded in May 2020.  The loan may be forgiven pursuant to the provisions of the Act.

7.  CAPITAL STOCK

At June 30, 2020, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of June 30, 2020 and December 31, 2019, the Company had 51,507,228 and 1,049,380 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2020, the Company issued a total of 50,457,848 shares of common stock: 40,677,465 shares for the conversion of $87,081 of principal of convertible notes payable, accrued interest payable of $8,689, and fees of $2,250; 9,777,778 shares for the conversion of 1,100 shares of Series B preferred stock recorded at par value; and 2,605 shares for the rounding of shares in the February 2020 reverse stock split recorded at par value of $3.  In connection with the convertible debt and Series B preferred stock conversions, the Company reduced derivative liabilities by $311,547.  There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the underlying agreements

During the six months ended June 30, 2019, the Company issued 145,365 shares of common stock at fair value in consideration for the conversion of $72,710 of principal of convertible promissory notes and accrued interest payable of $3,729. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $82,632.  There was no gain or loss on settlement of debt due to the conversion occurring within the terms of the convertible note.

8.  STOCK OPTIONS AND WARRANTS

As of June 30, 2020, the Board of Directors of the Company had granted non-qualified stock options and warrants exercisable for a total of 184,001 shares of common stock to its employees, officers, and consultants.

We recognized no stock-based compensation expense for the three months and six months ended June 30, 2020 and 2019.

As of June 30, 2020, we had no unrecognized stock-based compensation expense.

A summary of the Company’s stock options and warrants as of June 30, 2020, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	184,001	$1.544	8.65
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at June 30, 2020	184,001	$1.544	8.15	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0550 as of June 30, 2020, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

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

The significant assumptions used in the valuation of the derivative liabilities at June 30, 2020 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0550
Risk free interest rates	0.13% - 0.66%
Years to maturity	15.0
Expected volatility	274% – 831%

The value of our derivative liabilities was estimated as follows at:

	June 30, 2020	December 31, 2019

Convertible notes payable	$3,286,781	$3,606,194
Series B preferred stock	3,417,514	2,535,359
Warrants	12,407	19,342

Total	$6,716,702	$6,160,895

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

10. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer and Acting Chief Financial Officer, is to receive fees for services of $10,000 per month.  Fees payable to Mr. Beifuss of $70,000 and $10,000 are included in accounts payable as of June 30, 2020 and December 31, 2019, respectively.

As discussed in Note 7, the Company issued 36,000 shares of Series C Preferred Stock to Rick Ellis, the former Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., in the EllisLab Corp. Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to the EllisLab Corp. Sale Agreement.

As discussed in Note 7, in November 2019, the Company issued to Mr. Beifuss 1,000 shares of Series D Preferred Stock for services valued at $15,000 by an independent valuation firm.  The shares were automatically redeemed in January 2020, 120 days after the effective date of the related Series D Preferred Stock Certificate.

As discussed in Note 7, effective February 26, 2020, Mr. Beifuss converted 1,100 shares of Series B preferred stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B shares from a lender in a private transaction.  The transaction was recorded at the par value of the common stock.

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

As of June 30, 2020 and December 31, 2019, the operating lease liability (recorded as a current liability) and ROU asset had a balance of $1,975 and $7,708, respectively.

For the three months ended June 30, 2020 and 2019, the Company recognized operating lease cost of $3,000.  For the six months ended June 30, 2020 and 2019, the Company recognized operating lease cost of $6,000.

The table below reconciles the Company’s future cash obligations for the operating lease liability recorded on the consolidated balance sheet as June 30, 2020:

2020	$2,000
Less amount representing interest	(25)

Present value of operating lease obligation	$1,975

12.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Notes

Effective July 7, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000. The note matures on July 7, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and other fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Effective July 8, 2020, the Company entered into a 10% convertible note with an institutional investor in the principal amount of $40,000. The note matures on July 8, 2021. The Company received net proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees and other fees to the lender. The lender, at its option at any time, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium ranging from 125% to 145%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Convertible Note Conversions

Subsequent to June 30, 2020, three lenders converted a total of $86,065 of principal, $7,785 of accrued interest, and $8,500 in fees into 54,159,867 shares of the Company’s common stock.

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

Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for the three months and six months ended June 30, 2019. Where presented, the EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2020, our current liabilities exceeded our current assets by $10,266,964 and we had a total stockholders’ deficit of $10,264,718.  In addition, subsequent to the EllisLab Corp. Sale Agreement which closed on September 30, 2019, the Company does not have any sources of revenues, and has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Months and Six Months Ended June 30, 2020 Compared to the Three Months and Six Months Ended June 30, 2019

Revenues

As discussed above, revenues and expenses of EllisLab Corp. are combined and presented as loss from discontinued operations, net of income taxes in our condensed statements of operations.  Therefore, we reported no revenues for the three months and six months ended June 30, 2020 and 2019. On September 30, 2019, we sold EllisLab Corp. and currently have no other sources of revenues.

General and Administrative Expenses

General and administrative expenses decreased to $79,292 in the three months ended June 30, 2020 from $84,408 in the three months ended June 30, 2019 and decreased to $172,586 in the six months ended June 30, 2020 from $196,428 in the six months ended June 30, 2019. The decreases are due primarily to decreased salaries in the current fiscal year and a decrease in professional fees.

Depreciation and Amortization Expense

Our investment in property and equipment currently is not material to our operations. Depreciation expense was $270 and $284 for the three months ended June 30, 2020 and 2019, respectively, and $324 and $360 for the six months ended June 30, 2020 and 2019, respectively.

Other Income (Expense)

Total other expense was $892,106 for the three months ended June 30, 2020 compared to total other income of $119,076 for the three months ended June 30, 2019.  The total other income for the first quarter of the last fiscal year resulted from a gain on change in derivative liabilities, partially offset by interest expense.

Total other expense was $1,174,233 for the six months ended June 30, 2020 compared to total other income of $3,122,572 for the six months ended June 30, 2019.  The total other income for the first quarter of the last fiscal year resulted from a gain on change in derivative liabilities, partially offset by interest expense.

We reported a loss on change in derivative liabilities of $736,625 in the three months ended June 30, 2020 compared to a gain on change in derivative liabilities of $378,026 in the three months ended June 30, 2019.  We reported a loss on change in derivative liabilities of $826,588 in the six months ended June 30, 2020 compared to a gain on change in derivative liabilities of $3,603,372 in the six months ended June 30, 2019.  We estimate the fair value of the derivatives associated with our convertible notes, certain stock options, and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Our interest expense decreased to $155,481 for the three months ended June 30, 2020 from $258,950 for the three months ended June 30, 2019 and decreased to $347,645 for the six months ended June 30, 2020 from $480,800 for the six months ended June 30, 2019.  The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount as we have had limited new debt.

Net Income

As a result of the above, we reported a net loss of $971,668 for the three months ended June 30, 2020 compared to a net loss of $62,444 for the three months ended June 30, 2019.  We reported a net loss of $1,347,143 for the six months ended June 30, 2020 compared to net income of $2,720,407 for the six months ended June 30, 2019.  The net income on a year-to-date basis for the prior year resulted primarily from the gain on change in derivative liabilities.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $15,108, comprised of cash, and total current liabilities of $10,282,072, resulting in a working capital deficit of $10,266,964.  Included in our current liabilities at June 30, 2020 are derivative liabilities totaling $6,716,702, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable.  We have been limited in raising funds during the current fiscal year and received $60,000 of net proceeds from convertible notes payable during the six months ended June 30, 2020.  We also received proceeds of $9,501 from a PPP loan in May 2020.  These funds have not been sufficient to meet our operating needs, including payroll and payments to our key consultants.

During the six months ended June 30, 2020, we used net cash of $62,668 in operating activities as a result of our net loss of $1,347,143, partially offset by non-cash expenses totaling $1,043,249, decrease in prepaid expenses of $2,808 and increases in accounts payable of $87,985, accrued expenses of $19,125 and accrued interest, notes payable of $131,308.

During the six months ended June 30, 2019, we used net cash of $376,469 in operating activities as a result of our net income of $2,720,407, non-cash expenses totaling $363,127, increases in accounts payable of $24,534, accrued expenses of $2,076, accrued interest, notes payable of $118,034 and change in net assets of discontinued operations of $16,378, offset by non-cash gain of $3,603,372 and increase in prepaid expenses of $17,653.

During the six months ended June 30, 2020 and 2019, we had no net cash provided by or used in investing activities.

Net cash provided by financing activities during the six months ended June 30, 2020 was $69,501, comprised of proceeds from convertible notes payable of $60,000 and proceeds from PPP loan of $9,501.  Net cash provided by financing activities for the six months ended June 30, 2019 was $392,000, comprised of proceeds from convertible notes payable.

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

Future Impact of Covid-19

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of June 30, 2020, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19.  However as of June 30, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2020 and December 31, 2019, the Company believes the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses and other current liabilities, accrued interest - notes payable, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at June 30, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
June 30, 2020:
Derivative liabilities	$6,716,702	$-	$-	$6,716,702

Total liabilities measured at fair value	$6,716,702	$-	$-	$6,716,702

December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2020, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2020, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of June 30, 2020, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of June 30, 2020, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of June 30, 2020, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of June 30, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, the Company issued a total of 40,677,465 shares of common stock for the conversion of $78,481 of principal of convertible notes payable, accrued interest payable of $7,100, and fees of $2,250.  In connection with the convertible debt stock conversions, the Company reduced derivative liabilities by $48,416.

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

3.15

Certificate of Designation of Series C Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 30, 2 018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

3.16

Certificate of Designation of Series D Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 27, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2019)

3.17

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on February 13, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2020).

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

10.6

Nonstatutory Stock Option Agreement, dated as of November 30, 2018, between Digital Locations, Inc. and Derek Jones (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

40

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

10.13

Convertible Promissory Note, dated August 29, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.14*	Convertible Promissory Note, dated March 16, 2020

10.15*	Convertible Promissory Note, dated June 22, 2020

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

__________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 13, 2020.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

42