Form 10-K
period 2020-12-31
Digital Locations, Inc.
filed 2021-03-29
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC Markets, LLC on June 30, 2020 was $2,295,115.

The number of shares of registrant’s common stock outstanding, as of March 29, 2021 was 167,613,562.

PART I

ITEM 1. BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Digital Locations,” the “Company,” “we,” “us,” or “our” refer to Digital Locations, Inc.

Overview

We are an early-stage aggregator, developer and acquirer of small cell sites and cell towers for 5G services. We intend to develop a portfolio of sites to help meet the expected demand of rapidly growing 5G networks.

To rapidly enter the market, Digital Locations plans to acquire or partner with companies that have a portfolio of real estate that could be activated to meet the demands of 5G networks. Our goal is to become a “landlord” of tomorrow’s wireless communications assets. In furtherance of our objective, on or about January 7, 2021, we closed the acquisition of substantially all of the assets of SmallCellSite.com, LLC, a source of more than 80,000 cell sites offered by property owners for use by wireless network operators. See “BUSINESS-Asset Purchase Agreement.”

With our purchase of SmallCellSite.com, LLC’s assets, we acquired proprietary web-based software which allows wireless carriers to access www.smallcellsite.com and search regionally for available properties that can be activated with wireless technology, producing revenue for both the site owner and Digital Locations. This aggregation of available property data reduces site acquisition timeframes for the large wireless carriers and makes it easier for them to source, validate, and activate properties.

By actively driving current property owners to list their property on smallcellsite.com, Digital Locations or its subsidiaries will receive a portion of the revenue if and when the property is activated by the carrier. Management believes that this business model greatly reduces the capital expenditure of traditional models of acquiring real estate and building wireless towers, and gives the Company a modern alternative to the development of traditional wireless small cells and towers.

Market Opportunity

5G wireless networks are expected to be 100 times faster than current 4G LTE networks. This will enable global scale killer applications such as self-driving cars, the Internet of things (“IOT”), mobile streaming of 4K videos, real-time hologram-based collaboration, and lag-free high-definition gaming.

To realize this vision, many new 5G broadcast locations are needed because high frequency 5G signals cannot travel farther than 100 meters. It is estimated that more than one million new 5G cell towers or small cells must be added in the United States alone. International Data Corporation (“IDC”) expects over two million—by 2021. By comparison, the existing 2G/3G/4G network, built over many years, has just over 200,000 cell towers.

As 5G initially rolls out in major metropolitan and suburban areas, we believe that in addition to conventional “macro” cell towers, wireless carriers will also need networks of small cell antennas dotting the country to relay signals to and from these signal-emitting macro towers. Only when these networks of small cells are deployed will customers experience the true 5G that has been marketed with blazing speed and ultra-low latency. The current method for identifying available real estate assets, negotiating leases, completing necessary zoning and permits, and installing equipment is outdated, time-consuming and costly. In order to truly fulfill the marketed performance of ultra-wide band 5G, a better system and process must be deployed.

We believe that we can disrupt the legacy process carriers use to identify and activate properties through our acquisition of www.smallcellsite.com. By using www.smallcellsite.com, we believe that Digital Locations can capitalize on providing “activation-ready” real estate assets through software it has acquired that speeds up implementation, enables a repeatable process and reduces the overall costs of small cell roll out.

FCC Eases 5G Tower Deployment

The United States government sees 5G as national agenda for economic and technological leadership in the next decade. Accordingly, in late 2018 the Federal Communications Commission (“FCC”) approved rules aimed at speeding up the deployment of small cells and other 5G network equipment by regulating in part the fees and timelines cities and states can impose on wireless network operators and other wireless players. The agency passed the rules with all commissioners voting in support. In addition, recent changes to the FCC Over-the Air Reception Devices (‘OTARD”) rules ensure that antennas used to distribute broadband fixed wireless services to multiple customer locations can be sited to support next-generation network deployment, including 5G. This opens the door to fixing 5G small cells to both commercial AND residential locations. Previously, these types of 5G antennas were not allowed on residential structures, but we believe that these recent changes to the OTARD rules can swiftly enhance Digital Location’s plans.

Local Challenge of Cell Towers and Opportunity

While everyone wants lightning speed wireless networks, not everyone likes the appearance of cell towers on the sides of freeways or outskirts of town. While new FCC rules will make it easier to deploy new small cell antennas with less red tape, local city councils will still have a say regarding antenna aesthetics. We see this challenge as an opportunity for us to partner with regional cell tower contractors with good local government relationships to help us with our cell tower projects. Once installed, each cell tower functions as a multi-tenant tower, hosting antennas for different wireless carriers or businesses.

Competition

Many small cell antenna and tower operators conduct business in the United States, nevertheless, the market is dominated by four large cell tower companies which account for roughly $175 billion in market value: American Tower (“AMC”), Crown Castle (“CCI”), SBA Communications (“SBAC”), and Uniti Group (“UNIT”). While cell towers only constitute a tiny portion of total real estate asset value in the United States, cell towers constitute disproportionately high importance in the market capitalization-weighted investible real estate indexes with AMC and CCI as the two single largest companies.

Cell tower companies primarily own "macro" communications towers that host cellular network broadcast equipment from AT&T, Verizon, T-Mobile, and Sprint, but CCI and UNIT also have significant investments in fiber and small-cell networks. AMC and SBAC focus on macro tower sites, but each also has significant international operations. Typically viewed as growth-oriented companies that pay relatively low dividend yields but command superior growth profiles, cell tower companies are among the newest Real Estate Investment Trust (“REIT”) sector, emerging after AMC converted to a REIT in 2012 followed by CCI in 2013 and SBAC in 2017.

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

Asset Purchase Agreement

On January 7, 2021, Digital Locations, SmallCellSite.com LLC, a Virginia limited liability company (“SCS”), and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) entered into an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of SCS’s wireless communications marketing and database services business in consideration for a total purchase price of $10,000 in cash and a five-year convertible promissory note in the amount of $1,000,000 made in favor of SCS or its assignees (the “Note”).

SCS is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators. Current customers include Verizon and T-Mobile Sprint.

Pursuant to the APA, SCS instructed us to assign the Note to its members as follows: $500,000 principal amount of the Note to Shervin Gerami, a holder of 50% of the membership interest of SCS, and $500,000 principal amount of the Note to Baryalai Azmi, a holder of 50% of the membership interest of SCS (the “Assigned Notes”).

At any time after December 31, 2021, each month, each holder of the Assigned Notes may convert the principal amount of the Assigned Note into a number of shares of our common stock not exceeding five percent (5%) of the total trade volume of our common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. The Note also imposes an overall limitation on the number of conversions to common stock that the Noteholder may effect such that it prohibits the Noteholder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the Note is outstanding.

The asset purchase and sale of assets closed on January 7, 2021.

Ellis LabCorp Merger and Divestiture

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

Intellectual Property

As a result of the APA, we acquired proprietary web-based software which provides a system and method for identifying wireless communication assets. A provisional patent application for this technology was filed on May 31, 2017 and we were recently notified by the United States Patent and Trademark Office that the patent will be granted.

Government Regulation

Digital Locations generally is subject to all of the governmental regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning the environment, permits for certain activities, workplace safety, labor relations, employee rights, and government taxes.  The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business.  Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.  As we acquire small cell sites and towers, we will be subject to additional regulations imposed by the FCC regarding the wireless network industry.

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

We were formed in August 2006, but recently changed our business focus. We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2020 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing. Our ability to obtain additional financing and generate revenue will depend on whether we can successfully develop and acquire a large portfolio of cell tower sites to make the transition from a development stage company to an operating company. We expect to continue to incur losses. In making your evaluation of our business, you should consider that we are a start-up business focused on developing and acquiring a portfolio of cell tower sites and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant portfolio of cell tower sites, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

Our strategy is to grow by developing new small cell sites and through the acquisition of existing small cell sites and towers. While we will endeavor to develop or acquire small cell sites and towers that are profitable and accretive, there is no assurance that any of our business development or acquisitions will be economically successful or perform as expected. We may develop and acquire small cell sites and towers that incur unexpected losses or may not integrate well with the Company. We may not realize profits on our business development or acquisitions for a number of reasons, including but not limited to paying higher than fair value, unexpected operating deficits, change in the market, loss of customers, reduced demand, loss of management, and other causes.

Factors which may affect our ability to grow successfully through acquisitions include:

•	inability to obtain financing;

•	difficulties and expenses in connection with integrating small cell sites and towers that we develop and acquire and achieving the expected benefits;

•	diversion of management’s attention from current operations;

•	the possibility that we may be adversely affected by risk factors facing the small cell sites and towers that we develop and acquire;

•

development and acquisition of small cell sites and towers could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the stockholders of the acquired small cell sites and towers, dilutive to the percentage of ownership of our existing stockholders; and

•	potential losses resulting from undiscovered liabilities of the small cell sites and towers we develop and acquire not covered by indemnification.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2020, we incurred an aggregate net loss, and had an accumulated deficit, of $38,013,037. For the years ended December 31, 2020 and 2019, we incurred operating losses of $461,421 and $755,322, respectively. We reported a net loss of $2,747,195 for the year ended December 31, 2020 and, primarily due to positive non-cash changes in our derivative liabilities of $4,624,168, we reported net income of $2,941,425 for the year ended December 31, 2019.Our operating losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our new business plan, if feasible. We believe we will require significant funding to make this transition, if full-scale development is commercially justified. If we do make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls, and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems, and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

Currently, we have generated minimal revenue from this new and unproven segment of our business. There is a risk that we will be unable to compete with large, medium, and small competitors that are in (or may enter) the industry with substantially larger resources and management experience than us.

The evolving small cell site and tower market in which we expect to enter is intensely competitive requiring sophisticated technology and constant innovation, both in the development and execution of our business financial model and the quality of our intellectual property. There is no assurance that we will successfully compete to gain and retain customers and meet their requirements. Our current management has little prior experience in conducting this business.

Our business is subject to government regulation.

Aspects of our small cell site and tower business are subject to and will be designed to comply with the regulations of the FCC. A change in those regulations may have a material adverse effect on our operating results, financial condition, and business prospects and performance. We are also subject to regulations applicable to businesses generally, including without limitation those governing employment, construction, permit requirements, the environment, and health and safety, those governing the telecommunications industry, and the FCC. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

As we develop and acquire small cell sites and towers, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and acquire small cell sites and towers, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity, or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase, or our business otherwise to be harmed.

Our ability to protect our intellectual property is uncertain.

As a result of the APA, we acquired proprietary web-based software which provides a system and method for identifying wireless communication assets. A provisional patent application for this technology was filed on May 31, 2017 and we were recently notified by the United States Patent and Trademark Office that the patent will be granted. We cannot assure that this patent or any other patent that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected.

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

The future impact of the Covid-19 pandemic on companies continues to evolve and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of December 31, 2020, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19.However, as of December 31, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without reliable sources of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

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

Our common stock is not listed on a national securities exchange, we have stockholders’ equity of less than $5,000,000, and our common stock has a market price per share of less than $4.00. Accordingly, transactions in our common stock are subject to the Securities and Exchange Commission’s “penny stock” rules.If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of preferred stock, of which 1,000 shares have been designated as Series A Preferred Stock, 30,000 shares have been designated as Series B Preferred Stock, 36,000 shares have been designated as Series C Preferred Stock and 1,000 shares have been designated as Series D Preferred Stock. As of March 15, 2021, there are no shares of Series A Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock issued and outstanding. As of March 15, 2021, 15,055 shares of Series B Preferred Stock were issued and outstanding. We can issue additional shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 167,613,562 shares of our common stock outstanding as of March 15, 2021, approximately 157,826,760 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 2. PROPERTIES.

Our principal office is located at 3700 State Street, Suite 350, Santa Barbara, California 93105.On September 5, 2017, we entered into a sublease for office space with base rent of $1,000 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Commencing November 21, 2017, our common stock has traded on the “Pink Sheets” published by OTC Markets Group, Inc. under the symbol “DLOC.” Prior to November 21, 2017, our common stock traded on the OTC Bulletin Board and OTCQB Market under the symbol “CABN” since September 28, 2007. The following table provides, for the periods indicated, the range of high and low bid prices for our common stock, giving retroactive effect to our 1:225 reverse stock split effective February 14, 2020 (the “Stock-Split”).These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2020	High	Low
First Quarter	$0.198	$0.003
Second Quarter	0.350	0.003
Third Quarter	0.063	0.009
Fourth Quarter	0.075	0.007

Fiscal Year 2019	High	Low
First Quarter	$5.856	$1.487
Second Quarter	2.523	0.518
Third Quarter	1.126	0.428
Fourth Quarter	0.496	0.045

As of March 15, 2021, there were 94 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of March 15, 2021, our common stock was held by 94 stockholders of record, and we had 167,613,562 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, New Jersey 07601.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance from inception (April 24, 2006) through December 31, 2020:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	210,177,778	$0.018	0

Total	210,177,778	$0.018	0

(1) Consists of options to purchase a total of 210,177,778 shares of common stock.

Recent Sales of Unregistered Securities

October 19, 2020, we issued non-qualified stock options to purchase 5,000,000 shares of our common stock to one consultant. These options are exercisable on a cash or cashless basis for a period of five years from the date of issuance at an exercise price of $0.0108 per share and vest 1/24th per month over 24 months.

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

•

statements of our expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts. These statements may be made expressly in this Form 10-K.You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to develop or acquire a sufficient number of cell towers;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs;

(i)	aspects of the Company’s business are not proprietary and in general the Company is subject to inherent competition;

(j)	further dilution of existing shareholders’ ownership in the Company;

(k)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

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

There is no assurance that the Company will be profitable. The Company may not be able to successfully develop, manage, or market its products and services. The Company may not be able to attract or retain qualified executives and technology personnel. The Company may not be able to obtain customers for its products or services. The Company’s products and services may become obsolete. Government regulation may hinder the Company’s business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options, the exercise of outstanding warrants and stock options, or the issuance and conversion of convertible debt.

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

Current Overview

On January 7, 2021, the Company, SmallCellSite.com LLC, a Virginia limited liability company (“SCS”), and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) entered into an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of SCS’s wireless communications marketing and database services business in consideration for a total purchase price of $10,000 in cash and a five-year convertible promissory note in the amount of $1,000,000 made in favor of SCS or its assignees (the “Note”). Pursuant to the APA, SCS instructed the Company to assign $500,000 principal amount of the Note to each of SCS’s two members. SCS is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

The purchase of the operating assets of SCS will be accounted for as a purchase and, effective January 7, 2021, the accounts of SmallCellSite, Inc. will be consolidated with those of the Company.

Subsequent to the acquisition of SCS’s assets, we intend to aggressively market and add more potential wireless sites to our database through non-exclusive marketing agreements with property owners. Management believes that the addition of more sites in the database will give our customers more options to select sites that meet their internal criteria. Once sites are selected and activated, additional revenue per site will be recognized by the Company.

Prior Business

On November 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the EllisLab, Inc., Rick Ellis (“Ellis”), and EllisLab Corp., a newly formed Nevada corporation and wholly owned subsidiary of the Company, pursuant to which EllisLab, Inc. merged with and into EllisLab Corp. (the “Merger”). Pursuant to the terms of the Merger Agreement, Ellis received 36,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, with a stated value of $100 per share, in exchange for the cancellation of all common shares of EllisLab, Inc. owned by Ellis, which shares represented 100% of the issued and outstanding capital stock of EllisLab, Inc.The separate legal existence of EllisLab, Inc. ceased, and EllisLab Corp. became the surviving company. The acquisition of EllisLab, Inc. in the Merger has been accounted for as a purchase, and the accounts of EllisLab Corp. were consolidated with those of the Company as of December 1, 2018.

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Ellis to sell to Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock owned by him, which represents all of the issued and outstanding shares of the Series C Convertible Preferred Stock. Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it. Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our statement of operations for the year ended December 31, 2019.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

Revenues

We reported no revenues for the years ended December 31, 2020 and 2019. As discussed above, revenues and expenses of EllisLab Corp. are combined and presented as loss from discontinued operations, net of income taxes in our condensed statement of operations for the year ended December 31, 2019.On September 30, 2019, we sold EllisLab Corp. and no other sources of revenues for the year ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses increased to $460,826 in the year ended December 31, 2020 from $397,949 in the year ended December 31, 2019. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees related to the APA with SCS, dated January 7, 2021.In addition, we reported compensation expense of $108,514 from the issuance of non-qualified stock options in 2020, with no such compensation expense in 2019.

Depreciation Expense

Our investment in property and equipment currently is not material to our operations and our property and equipment was fully depreciated as of December 31, 2020. Depreciation expense was $595 and $522 for the years ended December 31, 2020 and 2019, respectively.

Bad Debt Expense

From December 1, 2018 through September 30, 2019, we provided operating advances to EllisLab Corp. totaling $356,851. Pursuant to the sale of EllisLab Corp. on September 30, 2019, we agreed to forgive these operating advances and $356,851 was recorded as a bad debt expense in our statement of operations for the year ended December 31, 2019.We had no bad debt expense in the current year.

Other Income (Expense)

Total other expense was $2,285,774 for the year ended December 31, 2020 and total other income was $3,966,440 for the year ended December 31, 2019. The change in total other income (expense) resulting primarily from the change in gain (loss) on derivative liabilities.

Our interest expense decreased to $626,685 for the year ended December 31, 2020 from $974,713 for the year ended December 31, 2019. The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount as we had multiple convertible notes payable fully converted to common stock during the current fiscal year. The increase or decrease in our interest expense result primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.

We reported a loss on change in derivative liabilities of $1,659,089 in the year ended December 31, 2020 compared to a gain on change in derivative liabilities of $4,624,168 in the year ended December 31, 2019. We estimate the fair value of the derivatives associated with our convertible notes, certain stock options and warrants, and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

As more fully discussed above and in the Notes to Consolidated Financial Statements, the Company divested itself of the EllisLab business and discontinued it during the year ended December 31, 2019. We recorded a gain on disposition of subsidiary of $316,985 in that fiscal year.

Loss from Discontinued Operations, net of Income Taxes

As discussed above, the revenues and expenses for EllisLab Corp. are combined and reported as “loss from discontinued operations, net of income taxes” in our 2019 consolidated statement of operations. That loss was $269,693 for the year ended December 31, 2019.

Net Income (Loss)

As a result of the activity discussed above, we reported a net loss of $2,747,195 in the year ended December 31, 2020 and net income of $2,941,425 in the year ended December 31, 2019, primarily as a result of changes in our derivative liabilities.

Liquidity and Capital Resources

As of December 31, 2020, we had total current and total assets of $18,605, comprised of cash, and total current liabilities and total liabilities of $14,955,096, resulting in a working capital deficit and total stockholders’ deficit of $14,936,491. Included in our current liabilities at December 31, 2020 are derivative liabilities totaling $11,282,091, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable. During the year ended December 31, 2020, we received proceeds of $216,500 compared to proceeds of $617,000 during the year ended December 31, 2019.We believe the world-wide Coved 19 pandemic and its negative impact on capital markets reduced our ability to raise funding from this source in 2020.

During the year ended December 31, 2020, we used net cash of $215,671 in operating activities as a result of our net loss of $2,747,195 partially offset by total non-cash expenses of $2,128,063, decrease in prepaid expenses of $2,808 and increases in accounts payable of $122,468, accrued expenses and other current assets of $11,365, and accrued interest – notes payable of $266,820.

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

During the years ended December 31, 2020 and 2019 we had no cash provided by or used in investing activities.

Net cash provided by financing activities during the year ended December 31, 2020 was $226,001 comprised of proceeds from convertible notes payable of $216,500 and proceeds from a Paycheck Protection Program loan of $9,501. Net cash provided by financing activities during the year ended December 31, 2019 was $617, comprised of proceeds from convertible notes payable.

Historically, proceeds received from the issuance of debt have been sufficient to fund our current operating expenses. We estimate that we will need to raise substantial capital or financing over the next twelve months in order to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Therefore, our future operations are dependent on our ability to secure additional financing. Our funding opportunities in 2020 were limited due to downturns in U.S. equity and debt markets resulting from the world-wide Coved 19 pandemic. Future financing transactions, if available, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and continued downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.

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

Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of December 31, 2020, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19.However as of December 31, 2019, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020 and 2019, we believe the amounts reported for cash, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2020 and 2019:

	Total	Level 1	Level 2	Level 3
December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

Revenue Recognition

We account for revenues in accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). EllisLab Corp. operating revenues included in loss from discontinued operations for the year ended December 31, 2019 were derived primarily from the sale of monthly and annual tech support subscriptions and partnership fees, and from software applications that customers purchase via EllisLab Corp.’s online store. Sales were processed using a real-time payment processing company. Revenue from product sales was recorded net of processing costs. Amounts collected from customers for support subscriptions and partnership fees with a contract life of one month or greater were recorded as deferred revenue and recognized over the life of the contract.

During the year ended December 31, 2020, the Company had no operating revenues.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the value of the award granted using either the Black-Scholes option pricing model or a multinomial lattice model based on projections of various potential future outcomes and recognized over the period in which the award vests. For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.The stock-based compensation expense is included in general and administrative expenses.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2020, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of December 31, 2020, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2020, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Controls

During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
William E. Beifuss, Jr.	75	President, Chief Executive Officer, Acting Chief Financial Officer and Secretary

Byron Elton	67	Chairman of the Board of Directors

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

Effective June 9, 2018, William E. Beifuss, Jr., the Company’s President and Acting Chief Financial Officer was appointed to serve as Interim Chief Executive Officer of the Company. On May 30, 2019, Mr. Beifuss resigned as Interim Chief Executive Officer of the Company. Mr. Beifuss was appointed as Chief Executive Officer of the Company effective September 30, 2019.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

William E. Beifuss, Jr.— Director, Chief Executive Officer, President, Acting Chief Financial Officer, and Secretary. Effective September 30, 2019, Mr. Beifuss was appointed to serve as Chief Executive Officer of the Company. Mr. Beifuss previously served as the interim Chief Executive Officer of the Company from May 1, 2017 to July 1, 2017 and as the Chief Executive Officer of the Company from May 10, 2013 to March 7, 2016. Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013.Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company. Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013.From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9, Inc. He served as the interim Chief Financial Officer of Warp 9, Inc. from June 2011 to April 2012.From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company. He served as a unit committee chairman of Boy Scouts of America.

Byron Elton —Chairman of the Board of Directors. Mr. Elton has been a director of the Company since March 16, 2009 and the Chairman of the Board of Directors since 2009.He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations. From January 2014 to the present, he has served on the Board of Directors of OriginClear, Inc. From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles. From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm. He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008.Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999.

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

Audit Committee. Our Board of Directors has appointed an audit committee. During our fiscal year ended December 31, 2020, our audit committee is comprised of Byron Elton. Mr. Elton does not qualify as independent as defined in Rule 4200 of the listing standards of The Nasdaq Capital Market. Our audit committee is authorized to:

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

The audit committee held four meetings during fiscal year ended December 31, 2020.

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

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2020 with senior management. The audit committee has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by Auditing Standard No. 1301, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board (“PCAOB”) and received the written disclosures and the letter from M&K CPAS, PLLC required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Board of Directors concerning independence and have discussed with the independent registered public accounting firm its independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020 all Reporting Persons timely complied with all applicable filing requirements.

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

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our Board of Directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our Board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position.We have not yet formally established our peer group for this purpose.

The Elements of Digital Location’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us.Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, all executive officer base salary decisions were approved by the Board of Directors.

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

Equity Incentive Awards

In November 2011, our Board adopted a stock option plan (the “2011 Plan”) under which 2,000,000 shares of common stock have been reserved for issuance. No stock option awards have yet been made to any of our Named Executives or other officers or employees of Digital Locations under the 2011 Plan. Our Board granted a total of 6,223 stock options, on a post Stock-Split basis, to our current President and a former Chief Executive Officer outside of our 2011 Plan. The 6,223 stock options expired unexercised on September 30, 2020.

On October 19, 2020, our Board granted non-qualified stock options outside of the 2011 Plan to purchase 5,000,000 shares of our common stock to one consultant. These non-qualified stock options vest 1/24th per month over 24 months and are exercisable on a cash or cashless basis at $0.0108 per share for a period of five years from the date of issuance.

On December 22, 2020, our Board granted non-qualified stock options outside of the 2011 Plan to purchase 25,000,000 shares of our common stock to our current President, 5,000,000 shares of our common stock to the Chairman of our Board of Directors, and 175,000,000 shares of our common stock to two consultants. These non-qualified stock options vest 1/36th per month over 36 months and are exercisable on a cash or cashless basis at $0.017 per share for a period of five years from the date of issuance.

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

Executive Officer Compensation

The following table sets forth the annual compensation paid or accrued by us for the years ended December 31, 2020 and 2019 for services rendered in all capacities by our Chief Executive Officer, our President, and our other most highly compensated officers during the fiscal years ended December 31, 2020 and December 31, 2019 whose total compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

William E. Beifuss, Jr. -
President, Secretary, Chief Executive Officer	2020	-	-	-	447,891	(4)	-	-	120,000	567,891
and Acting Chief Financial Officer (2)	2019	-	-	-	-		-	-	120,000	120,000

Rick Ellis –	2020	-	-	-	-		-	-	-	-
Former Chief Executive Officer (3)	2019	90,000							18,837	108,837

__________

(1)	Other compensation for Mr. Beifuss consists of consulting fees. As of December 31, 2020, unpaid consulting fees payable to Mr. Beifuss were $80,000.
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

(4)	This represents the fair value of 25,000,000 non-qualified stock options as of the grant date in accordance with FASB ASC Topic 718.

Employment Arrangements

We have a consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our Chief Executive Officer, President, and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 per month beginning in June 2013. The agreement was amended, effective November 1, 2016, to increase the monthly compensation to $10,000.The agreement may be cancelled by either party with 30 days’ notice.

Mr. Ellis served as Chief Executive Officer and received a monthly salary from EllisLab Corp. of $10,000. Mr. Ellis participated in the benefits offered to the employees of EllisLab Corp., including health, dental and vision insurance and a monthly stipend for office expenses paid by EllisLab Corp. Mr. Ellis resigned on September 30, 2019.

Grants of Equity Awards – Fiscal Year 2020

The following table sets forth information with respect to grants of equity awards to our Named Executive Officers during the year ended December 31, 2020.

Grants of Equity Awards

Name	Grant Date	Number of Securities Underlying Options	Option Exercise Price	Option Expiration Date

William E. Beifuss, Jr., President, Chief Executive Officer, Acting Chief Financial Officer, Secretary (1)	12/22/2020	25,000,000	$0.017	12/22/2025

_________

(1)

On December 22, 2020, Mr. Beifuss was granted non-qualified stock options to purchase 25,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Digital Locations.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers at December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	| Expiration Date

William E. Beifuss, Jr., President, Chief Executive Officer, Acting Chief Financial Officer, Secretary (1)	694,444	24,305,556	-	$0.017	12/22/2025

_________

(1)

On December 22, 2020, Mr. Beifuss was granted non-qualified stock options to purchase 25,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of Digital Locations.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2020.

Director Compensation

Non-employee directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

The following table sets forth information with respect to compensation paid to our non-employee director during the fiscal year ended December 31, 2020.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Byron Elton, Chairman (1)	-	-	89,578	(2)	-	-	-	89,578

________

(1)

On December 22, 2020, Mr. Elton was granted non-qualified stock options to purchase 5,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Elton is an employee or consultant of Digital Locations.

(2)	This represents the fair value of 5,000,000 non-qualified stock options as of the grant date in accordance with FASB ASC Topic 718.

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

31

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2021, the number of and percent of our common stock, reflecting the Stock Split, beneficially owned by:

•	each of our directors;

•	each of our named executive officers;

•	each holder of 5% or more of our common stock;

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 15, 2021 upon the exercise of options, warrants, or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants, or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 15, 2021 have been exercised and converted. The address for each of the below is c/o Digital Locations, Inc., 3700 State Street, Suite 350, Santa Barbara, California 93105.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned	Percent Owned (1)

William E. Beifuss, Jr., President, Chief Executive Officer, Acting Chief Financial Officer and Secretary (2)	13,250,056	7.33%

Byron Elton, Director, Chairman of the Board of Directors (3)	694,472	*

Andrew Van Noy (4)	20,833,335	11.06%

All Executive Officers and Directors as a Group (2 persons)	13,944,529	7.68%

__________

*	Indicates beneficial ownership of less than 1%.

(1)	Based upon 167,613,562 common shares issued and outstanding as of March 15, 2021.

(2)	Includes 3,472,222 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 15, 2021.

(3)	Includes 694,444 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 15, 2021.

(4)	Includes 20,833,335 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 15, 2021.Mr. Van Noy is a consultant to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer, is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2020 and 2021.Fees payable to Mr. Beifuss of $80,000 and $10,000 are included in accounts payable – related party as of December 31, 2020 and 2019, respectively.

On December 22, 2020, the Company granted 25,000,000 non-qualified stock options to Mr. Beifuss and 5,000,000 non-qualified stock options to Byron Elton, the Company’s Chairman of the Board of Directors, exercisable on a cash or cashless basis at an exercise price of $0.017 per share for a period of five years from the date of issuance. The options vest 1/36th per month over 36 months.

Effective February 26, 2020, Mr. Beifuss converted 1,100 shares of the Company’s Series B Preferred Stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B Preferred Stock from a lender in a private transaction.

Effective December 1, 2018, Rick Ellis, the former Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., was to receive a monthly salary of $10,000. Effective with the EllisLab Corp. Sale Agreement which closed on September 30, 2019, Mr. Ellis resigned as the Company’s Chief Executive Officer and the monthly salary was terminated. Mr. Ellis received fees totaling $90,000 for the year ended December 31, 2019.

The Company issued 36,000 shares of Series C Preferred Stock to Rick Ellis, in the EllisLab Corp. Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to the EllisLab Corp. Sale Agreement.

In November 2019, the Company issued Mr. Beifuss 1,000 shares of Series D Preferred Stock for services valued at $15,000 by an independent valuation firm. The 1,000 shares of Series D Preferred Stock were automatically redeemed on January 11, 2020, 45 days after the effective date of the Series D Certificate.

Director Independence

We currently have no independent directors as that term is defined by the listing standards of The Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by M&K CPAS, PLLC in the years ended December 31, 2020 and 2019 for the audit and reviews of our financial statements totaled approximately $35,175 and $30,250, respectively.

Audit-Related Fees

We incurred no audit-related fees during the years ended December 31, 2020 and 2019 to M&K CPAS, PLLC.

Tax Fees

We incurred fees to M&K CPAS, PLLC. for tax compliance services of $1,800 and $0 for the years ended December 31, 2020 and 2019.

All Other Fees

There were no fees billed to us by to M&K CPAS, PLLC for services other than the services described above under “Audit Fees,” “Audit-Related Fees” during the years ended December 31, 2020 and 2019.

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

35

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

4.2	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Report on Form 8-Kfiled on December 29, 2020)

4.3	Non-Qualified Stock Option Agreement issued by Digital Locations, Inc, to William E. Beifuss, Jr. (Incorporated by reference to the Company’s Report on Form 8-Kfiled on December 29, 2020)

10.1**	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

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

10.6

Non-statutory Stock Option Agreement, dated as of November 30, 2018, between Digital Locations, Inc. and Derek Jones (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

10.7

Convertible Promissory Note, dated May 24, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

10.8

Convertible Promissory Note, dated June 27, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

10.9

Convertible Promissory Note, dated August 13, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

36

10.10

Convertible Promissory Note, dated January 25, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

10.11

Convertible Promissory Note, dated May 23, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

10.12

Convertible Promissory Note, dated August 29, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

10.13	Convertible Promissory Note, dated July 7, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.14	Convertible Promissory Note, dated July 8, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.15	Convertible Promissory Note, dated August 18, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.16	Asset Purchase Agreement, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.17	Convertible Promissory Note with Baryalai Azmi, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.18	Convertible Promissory Note with Shervin Gerami, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.19	Convertible Promissory Note, dated January 8, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on February 8, 2021)

10.20	Convertible Promissory Note, dated March 18, 2021*

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

21.1*	Subsidiaries

31.1*	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

**Management incentive plan

***Management contract

ITEM 16. FORM 10-K SUMMARY

None.

37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Locations, Inc.

Date: March 29, 2021	By:	/s/ William E. Beifuss, Jr.
William E. Beifuss, Jr.
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William E. Beifuss, Jr.	DIRECTOR, PRESIDENT, CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER	March 29, 2021
William E. Beifuss, Jr.	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Byron Elton	CHAIRMAN OF THE BOARD OF DIRECTORS,	March 29, 2021
Byron Elton

38

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Locations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Locations, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 2 to the financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation. Auditing a specialist’s calculation of the value of derivatives can be a significant judgment given the fact that the Company uses the specialists estimates on various inputs to the calculation.

As discussed in Note 9 to the financial statements, the company has a derivative liability due to a tainted equity environment.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation. To evaluate the appropriateness of the estimates used by the derivative specialist, we examined and evaluated the inputs the specialist used in calculating the value of the derivatives.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

March 29, 2021

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$18,605	$8,275
Prepaid expenses	-	2,808
Total current assets	18,605	11,083

Property and equipment, net	-	595
Operating lease right to use	-	7,708

Total assets	$18,605	$19,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$168,946	$116,478
Accounts payable – related party	80,000	10,000
Accrued expenses and other current liabilities	3,947	3,332
Accrued interest, notes payable	820,584	581,610
Operating lease liability	-	7,708
Derivative liabilities	11,282,091	6,160,895
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $119,419 and $258,518, respectively	2,501,927	2,378,405
PPP loan payable	9,501	-
Total current liabilities	14,955,096	9,346,528

Total liabilities	14,955,096	9,346,528

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 15,055 and 16,155 shares issued and outstanding at December 31, 2020 and 2019, respectively	15	16
Series D, 0 and 1,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	1
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 133,337,561 and 1,049,380 shares issued and outstanding at December 31, 2020 and 2019, respectively	133,338	1,049
Additional paid-in capital	22,943,193	25,937,634
Accumulated deficit	(38,013,037)	(35,265,842)
Total stockholders’ deficit	(14,936,491)	(9,327,142)

Total liabilities and stockholders’ deficit	$18,605	$19,386

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019

Revenues	$-	$-

Operating expenses:
General and administrative	460,826	397,949
Depreciation	595	522
Bad debt expense	-	356,851

Total operating expenses	461,421	755,322

Loss from operations	(461,421)	(755,322)

Other income (expense):
Interest expense	(626,685)	(974,713)
Gain (loss) on change in derivative liabilities	(1,659,089)	4,624,168
Gain on disposition of subsidiary	-	316,985

Total other income (expense)	(2,285,774)	3,966,440

Income (loss) from continuing operations before income taxes	(2,747,195)	3,211,118
Provision for income taxes	-	-

Income (loss) from continuing operations, net of income taxes	(2,747,195)	3,211,118

Loss from discontinued operations, net of income taxes	-	(269,693)

Net income (loss)	$(2,747,195)	$2,941,425

Weighted average number of common shares:
Basic	63,539,624	409,956
Diluted	63,539,624	164,537,744

Net income (loss) from continuing operations per common share:
Basic	$(0.04)	$7.83
Diluted	$(0.04)	$0.02

Net loss from discontinued operations per common share:
Basic	$-	$(0.66)
Diluted	$-	$(0.66)

Total income (loss) per common share:
Basic	$(0.04)	$7.17
Diluted	$(0.04)	$0.02

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC.

Condensed Statement of Stockholders’ Deficit

Year Ended December 31, 2020

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	16,155	$16	-	$-	1,000	$1	1,049,380	$1,049	$25,937,634	$(35,265,842)	$(9,327,142)

Issuance of common stock for conversion of notes payable, accrued interest payable and fees	-	-	-	-	-	-	122,507,798	122,508	171,665	-	294,173
Issuance of common stock for conversion of Series B preferred stock	(1,100)	(1)	-	-	-	-	9,777,778	9,778	(9,777)	-	-
Reverse split rounding of shares	-	-	-	-	-	-	2,605	3	(3)	-	-
Redemption of Series D preferred stock	-	-	-	-	(1,000)	(1)	-	-	1	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	461,708	-	461,708
Issuance of consultant stock options	-	-	-	-	-	-	-	-	(3,726,549)	-	(3,726,549)
Vesting of consultant stock options	-	-	-	-	-	-	-	-	108,514	-	108,514
Net loss	-	-	-	-	-	-	-	-	-	(2,747,195)	(2,747,195)

Balance, December 31, 2020	15,055	$15	-	$-	-	$-	133,337,561	$133,338	$22,943,193	$(38,013,037)	$(14,936,491)

See accompanying notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

Year Ended December 31, 2019

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	16,155	$16	36,000	$36	-	$-	181,112	$181	$25,533,544	$(38,207,267)	$(12,673,490)

Issuance of common stock for conversion of notes payable, accrued interest payable and fees	-	-	-	-	-	-	868,268	868	194,013	-	194,881
Return and cancellation of Series C preferred stock	-	-	(36,000)	(36)	-	-	-	-	36	-	-
Issuance of Series D preferred stock to related party for compensation	-	-	-	-	1,000	1	-	-	14,999	-	15,000
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	195,042	-	195,042
Net income	-	-	-	-	-	-	-	-	-	2,941,425	2,941,425

Balance, December 31, 2019	16,155	$16	-	$-	1,000	$1	1,049,380	$1,049	$25,937,634	$(35,265,842)	$(9,327,142)

See accompanying notes to consolidated financial statement

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,747,195)	$2,941,425
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	595	522
Amortization of debt discount	359,865	723,688
Stock option compensation	108,514	-
(Gain) loss on change in derivative liabilities	1,659,089	(4,624,168)
Common stock issued for professional fees	-	1,000
Series D preferred stock issued for compensation	-	15,000
Gain on disposition of subsidiary	-	(316,985)
Bad debt expense	-	356,851
Changes in operating assets and liabilities:
Prepaid expenses	2,808	(808)
Accounts payable	52,468	3,042
Accounts payable – related party	70,000	10,000
Accrued expenses and other current liabilities	11,365	1,141
Accrued interest – notes payable	266,820	250,492
Change in net assets of discontinued operations	-	10,843
Net cash used in operating activities	(215,671)	(627,957)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	216,500	617,000
Proceeds from PPP loan payable	9,501	-
Net cash provided by financing activities	226,001	617,000

Net increase (decrease) in cash	10,330	(10,957)
Cash, beginning of the year	8,275	19,232

Cash, end of the year	$18,605	$8,275

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$197,266	$617,000
Common shares issued in conversion of debt	294,173	194,881
Common shares issued in conversion of Series B preferred shares	1	-
Reverse split rounding of shares	3	-
Redemption of Series D preferred stock	1	-
Settlement of derivative liabilities	461,708	195,042
Derivative liability for consultant stock options	3,726,549	-
Redemption of Series C preferred stock	-	36
Operating lease right to use asset	-	18,352

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

On January 7, 2021, the Company, SmallCellSite.com LLC, a Virginia limited liability company (“SCS”) and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) entered into an asset purchase agreement (“APA”) to acquire substantially all of the assets of SCS’s wireless communications marketing and database services business. ACS is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators. See Note 13.

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

On November 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which EllisLab, Inc., an S Corporation owned 100% by Rick Ellis, merged with and into EllisLab Corp., a newly formed subsidiary of the Company (the “Merger”).  On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Rick Ellis to sell to Rick Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C preferred stock acquired by Rick Ellis in the Merger, which represents all of the issued and outstanding shares of the Company’s Series C preferred stock.  Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it.  Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our condensed statements of operations for all periods presented.  The EllisLab Corp. assets and liabilities have been retroactively reclassified as assets and liabilities of discontinued operations.  See Note 3.  All significant intercompany accounts and transactions have been eliminated.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2020, our current liabilities exceeded our current and total assets by $14,936,491 and we had an accumulated deficit of $38,013,037. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2020 and 2019 were insured. At December 31, 2020 and 2019, there were no cash equivalents.

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

Derivative Liabilities

We have identified the conversion features of our convertible notes payable, Series B preferred stock and certain stock options as derivatives. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional options, convertible debt and equity are included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020 and 2019, we believe the amounts reported for cash, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible note payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2020 and 2019:

	Total	Level 1	Level 2	Level 3
December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

December 31, 2019:
Derivative liabilities	$6,160,895	$-	$-	$6,160,895

Total liabilities measured at fair value	$6,160,895	$-	$-	$6,160,895

During the years ended December 31, 2020 and 2019, the Company had the following activity in its derivative liabilities account:

	Convertible	Series B
	Notes Payable	Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2018	$7,809,054	$2,339,898	$214,153	$10,363,105
Addition to liability for new issuances	617,000	-	-	617,000
Elimination of liability on conversion to common shares	(195,042)	-	-	(195,042)
Change in fair value	(4,624,818)	195,461	(194,811)	(4,624,168)

Derivative liabilities at December 31, 2019	3,606,194	2,535,359	19,342	6,160,895
Addition to liability for new issuances	197,266	-	3,726,549	3,923,815
Elimination of liability on conversion to common shares	(226,853)	(234,855)	-	(461,708)
Change in fair value	(207,988)	1,836,909	30,168	1,659,089

Derivative liabilities at December 31, 2020	$3,368,619	$4,137,413	$3,776,059	$11,282,091

Revenue Recognition

We account for revenues in accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). Elli Lab Corp. operating revenues included in loss from discontinued operations for the year ended December 31, 2019 were derived primarily from the sale of monthly and annual tech support subscriptions and partnership fees, and from software applications that customers purchase via EllisLab Corp.’s online store. Sales were processed using a real-time payment processing company. Revenue from product sales was recorded net of processing costs. Amounts collected from customers for support subscriptions and partnership fees with a contract life of one month or greater were recorded as deferred revenue and recognized over the life of the contract.

During the year ended December 31, 2020, the Company had no operating revenues.

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

Concentrations of Credit Risk and Major Customers

EllisLab Corp. customers were the end-consumers that purchased its products from EllisLab Corp.’s online store. Therefore, the Company does not have any individual customers that represent any more than a fraction of its revenue.

Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options to acquire common stock, using the treasury stock method and the average market price per share during the period, and shares issuable upon exercise of convertible notes payable and convertible preferred stock.

Basic weighted average number common shares outstanding are reconciled to diluted weighted average number of common shares outstanding as follows:

	Years Ended December 31,
	2020	2019

Basic weighted average number of shares	63,539,624	409,956
Dilutive effect of:
Series B preferred stock	-	23,933,334
Convertible notes payable	-	140,194,454

Diluted weighted average number of shares	63,539,624	164,537,744

Operating Lease

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter.

On January 1, 2019, we adopted FASB ASC 842, “Leases.” ASC 842 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASC 842 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented.

The adoption of ASC 842 resulted in the measurement and recognition of an operating lease liability and corresponding right-of use asset (included in other assets) in the amount of $18,352 as of January 1, 2019. The operating lease liability was measured as the present value of assumed remaining lease payments using an estimated incremental borrowing rate. We amortized the right-of-use asset over the assumed term of the lease, with the right-of-use asset fully amortized at December 31, 2020.

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

Research and Development

Research and development costs are expensed as incurred.  We incurred no research and development costs for the years ended December 31, 2020 and 2019.

Advertising Costs

We expense the cost of advertising and promotional materials when incurred. We incurred no material advertising costs for the years ended December 31, 2020 and 2019.

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

NOTE 3 – DISCONTINUED OPERATIONS

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

On September 30, 2019, the Company, entered into an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. (the “EllisLab Corp. Sale Agreement”) with Ellis to sell to Ellis all of the issued and outstanding shares of EllisLab Corp. for $10,000 and the 36,000 shares of the Company’s Series C Convertible Preferred Stock owned by him, which represents all of the issued and outstanding shares of the Series C Convertible Preferred Stock. Pursuant to the Ellis Lab Corp. Sale Agreement, the Company effectively divested itself of the Ellis Lab business and discontinued it. Consequently, the revenues and expenses for EllisLab Corp. are reported as “Loss from discontinued operations, net of income taxes” in our statement of operations for the year ended December 31, 2019.

From December 1, 2018 through September 30, 2019, we provided operating advances to EllisLab Corp. totaling $356,851. Pursuant to the sale of EllisLab Corp. on September 30, 2019, we agreed to forgive these operating advances and $356,851 was recorded as a bad debt expense in our statement of operations for the year ended December 31, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2020	2019

Computer equipment	$12,303	$12,303
Office furniture and equipment	1,459	1,459
Total	13,762	13,762
Less accumulated depreciation	(13,762)	(13,167)

Net	$-	$595

Depreciation expense was $595 and $522 for the years ended December 31, 2020 and 2019, respectively.

5. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note of $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at December 31, 2020 and 2019, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at December 31, 2020 and 2019, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at December 31, 2020 and 2019 has been extended to December 31, 2021.

March 2016 Convertible Promissory Note – $1,000,000

On March 4, 2016, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $1,000,000 (the “March 2016 $1,000,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date to February 10, 2026.

On March 14, 2016, we received proceeds of $27,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $27,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the year ended December 31, 2019, we issued the lender a total of 94,313 shares of our common stock in consideration for the conversion of principal of $14,225 and accrued interest of $4,684. During the year ended December 31, 2019, we issued the lender a total of 4,389,590 shares of our common stock in consideration for the conversion of principal of $5,445 and accrued interest of $2,213, extinguishing the debt in full.

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the year ended December 31, 2019, we issued the lender a total of 15,413,432 shares of our common stock in consideration for the conversion of principal of $18,549 and accrued interest of $8,341, resulting in a principal balance of $14,451 as of December 31, 2020.

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

June 2017 Convertible Promissory Note – $500,000

On June 2, 2017, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “June 2017 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date to February 9, 2026.

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

December 2017 Convertible Promissory Note – $500,000

On December 14, 2017, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “December 2017 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.03; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date to February 9, 2026.

On December 14, 2017, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense.

On January 11, 2018, we received proceeds of $70,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $70,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $2,110 and the debt discount has been fully amortized.

On February 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,247 and the debt discount has been fully amortized.

On March 8, 2018, we received proceeds of $55,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $55,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $10,096 and the debt discount has been fully amortized.

On March 14, 2018, we received proceeds of $6,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $6,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $1,300 and the debt discount has been fully amortized.

On April 9, 2018, we received proceeds of $77,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $77,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,885 and the debt discount has been fully amortized.

On May 7, 2018, we received proceeds of $60,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $20,877 and the debt discount has been fully amortized.

On June 7, 2018, we received proceeds of $52,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $52,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $22,510 and the debt discount has been fully amortized.

On July 10, 2018, we received proceeds of $35,000 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $18,315 and the debt discount has been fully amortized.

On August 16, 2018, we received proceeds of $24,500 pursuant to the December 2017 $500,000 CPN. We recorded a debt discount of $24,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $15,304 and the debt discount has been fully amortized.

August 2018 Convertible Promissory Note – $500,000

On August 17, 2018, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the "August 2018 $500,000 CPN").  The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion.  The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.01; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note.  The note initially matured, with respect to each advance, one year from the effective date of each advance.  Subsequently, the lender extended the maturity date to February 9, 2026.

On August 17, 2018, we received proceeds of $10,500 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $6,588 and the debt discount has been fully amortized.

On September 13, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $21,041 and the debt discount has been fully amortized.

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

On October 26, 2018, we received proceeds of $12,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $12,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $9,830 and the debt discount has been fully amortized.

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

On November 28, 2018, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $27,288 and the debt discount has been fully amortized.

On November 30, 2018, we received proceeds of $10,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $10,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $9,151 and the debt discount has been fully amortized.

On December 24, 2018, we received proceeds of $50,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $49,041 and the debt discount has been fully amortized.

On January 17, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $23,836 and $1,164, respectively, and the debt discount has been fully amortized.

On February 25, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $21,164 and $3,836, respectively, and the debt discount has been fully amortized.

On March 22, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $19,399 and 5,601, respectively, and the debt discount has been fully amortized.

On March 26, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $11,475 and 3,525, respectively, and the debt discount has been fully amortized.

On April 11, 2019, we received proceeds of $15,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $15,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $10,820 and $4,180, respectively, and the debt discount has been fully amortized.

On April 19, 2019, we received proceeds of $65,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $65,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $45,464 and $19,536, respectively, and the debt discount has been fully amortized.

On June 28, 2019, we received proceeds of $30,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $15,246 and $14,754, respectively, and the debt discount has been fully amortized.

On July 29, 2019, we received proceeds of $40,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $16,940 and $23,060, respectively, and the debt discount has been fully amortized.

On September 27, 2019, we received proceeds of $33,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $8,566 and $24,434, respectively, and the debt discount has been fully amortized.

On October 8, 2019, we received proceeds of $25,000 pursuant to the August 2018 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $5,738 and $19,262, respectively, and the debt discount has been fully amortized.

October 2019 Convertible Promissory Note – $500,000

On October 31, 2019, we entered into an agreement to issue a 10% convertible promissory note in the aggregate principal amount of up to $500,000 (the “October 2019 $500,000 CPN”). The lender may advance the Company consideration for the note in such amounts as the lender may choose in its sole discretion. The note is convertible into shares of our common stock at a price per share equal to the lesser of: $0.01; 50% of the lowest trade price of our common stock subsequent to the effective date of the note; or the lowest effective price per share granted to any person or entity (exclusive of our officers and directors) to acquire common stock subsequent to the effective date of the note. The note initially matured, with respect to each advance, one year from the effective date of each advance. Subsequently, the lender extended the maturity date to February 9, 2026.

On October 31, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $4,167 and $20,833, respectively, and the debt discount has been fully amortized.

On November 12, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $3,347 and $21,653, respectively, and the debt discount has been fully amortized..

On December 19, 2019, we received proceeds of $25,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $820 and $24,180, respectively, and the debt discount has been fully amortized.

January 25, 2019 Convertible Promissory Note – $38,000

Effective January 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000 with a maturity date of January 25, 2020.  The Company received proceeds of $35,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $36,585 and $1,415, respectively, and the debt discount has been fully amortized.  During the year ended December 31, 2019, we issued the lender a total of 115,556 shares of our common stock in consideration for the conversion of principal of $15,622 and fees of $1,000.  During the year ended December 31, 2020, we issued the lender a total of 12,855,132 shares of our common stock in consideration for the conversion of principal of $22,378, accrued interest of $3,800 and fees of $2,000, extinguishing the debt in full.

May 23, 2019 Convertible Promissory Note – $33,000

Effective May 23, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of May 23, 2020.  The Company received proceeds of $30,000 after an original issue discount of $1,750 and payment of $1,250 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $20,016 and $12,984, respectively, and the debt discount has been fully amortized.  During the year ended December 31, 2020, we issued the lender a total of 22,057,971 shares of our common stock in consideration for the conversion of principal of $33,000, accrued interest of $3,300 and fees of $1,750, extinguishing the debt in full.

May 24, 2019 Convertible Promissory Note – $33,000

Effective May 24, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of May 24, 2020.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $26,236 and 7,764, respectively, and the debt discount has been fully amortized.  During the year ended December 31, 2019, we issued the lender a total of 209,718 shares of our common stock in consideration for the conversion of principal of $13,400.  During the year ended December 31, 2020, we issued the lender a total of 6,720,530 shares of our common stock in consideration for the conversion of principal of $19,600 and accrued interest of $1,650, extinguishing the debt in full.

June 27, 2019 Convertible Promissory Note – $33,000

Effective June 27, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of June 27, 2020.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $16,861 and $16,139, and the debt discount has been fully amortized.  During the year ended December 31, 2020, we issued the lender a total of 16,207,380 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the debt in full.

August 13, 2019 Convertible Promissory Note – $33,000

Effective August 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of August 13, 2020.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $12,623 and $20,377, respectively, and the debt discount has been fully amortized.  During the year ended December 31, 2020, we issued the lender a total of 16,747,584 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $2,932, extinguishing the debt in full.

August 29, 2019 Convertible Promissory Note – $33,000

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000 with a maturity date of August 29, 2020.  The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2020 and 2019, amortization of debt discount was recorded to interest expense in the amount of $11,180 and $13,820, respectively, During the year ended December 31, 2020, we issued the lender a total of 17,022,000 shares of our common stock in consideration for the conversion of principal of $24,605 and conversion fees of $7,000, resulting in a principal balance of $395 as of December 31, 2020.

March 16, 2020 Convertible Promissory Note – $38,000

Effective March 16, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,000 with a maturity date of March 16, 2021. The Company received net proceeds of $35,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $18,766 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $18,766 and the debt discount has been fully amortized.  During the year ended December 31, 2020, we issued the lender a total of 6,383,068 shares of our common stock in consideration for the conversion of principal of $38,000 and accrued interest of $2,280, extinguishing the debt in full.

June 22, 2020 Convertible Promissory Note – $28,000

Effective June 22, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $28,000 with a maturity date of June 22, 2021. The Company received net proceeds of $25,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $28,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $28,000 and the debt discount has been fully amortized.  During the year ended December 31, 2020, we issued the lender a total of 4,711,111 shares of our common stock in consideration for the conversion of principal of $28,000 and accrued interest of $1,680, extinguishing the debt in full.

July 7, 2020 Convertible Promissory Note – $33,000

Effective July 7, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of July 7, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $13,578, resulting in a remaining debt discount of $19,422 as of December 31, 2020.  The note had a principal balance of $33,000 as of December 31, 2020.

July 8, 2020 Convertible Promissory Note – $40,000

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000 with a maturity date of July 8, 2021 and the Company has no right of prepayment. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $15,869, resulting in a remaining debt discount of $24,131 as of December 31, 2020.  The note had a principal balance of $40,000 as of December 31, 2020.

August 18, 2020 Convertible Promissory Note – $33,000

Effective August 18, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of August 18, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $12,205, resulting in a remaining debt discount of $20,795 as of December 31, 2020.  The note had a principal balance of $33,000 as of December 31, 2020.

October 1, 2020 Convertible Promissory Note – $33,000

Effective October 1, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of October 1, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $8,227, resulting in a remaining debt discount of $24,773 as of December 31, 2020.  The note had a principal balance of $33,000 as of December 31, 2020.

November 9, 2020 Convertible Promissory Note – $33,000

Effective November 9, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $35,000 with a maturity date of October 1, 2021. The Company received net proceeds of $31,500 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2020, amortization of debt discount was recorded to interest expense in the amount of $4,701, resulting in a remaining debt discount of $30,299 as of December 31, 2020.  The note had a principal balance of $35,000 as of December 31, 2020.

November 23, 2018 Convertible Promissory Note – $33,000

Effective November 23, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of November 23, 2019.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $29,564 and $3,436, respectively and the debt discount has been fully amortized.  During the year ended December 31, 2019, we issued the lender a total of 47,512 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the note in full.

December 5, 2018 Convertible Promissory Note – $33,000

Effective December 5, 2018, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of December 5, 2019.  The Company received proceeds of $30,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment.  We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the years ended December 31, 2019 and 2018, amortization of debt discount was recorded to interest expense in the amount of $30,649 and $2,351, respectively, and the debt discount has been fully amortized.  During the year ended December 31, 2019, we issued the lender a total of 76,090 shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,650, extinguishing the note in full.

February 13, 2019 Convertible Promissory Note – $38,000

Effective February 13, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $38,000 with a maturity date of February 13, 2020.  The Company received proceeds of $35,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment.  We recorded a debt discount of $38,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $38,000, and the debt discount has been fully amortized.   During the year ended December 31, 2019, we issued the lender a total of 120,318 shares of our common stock in consideration for the conversion of principal of $38,000 and accrued interest of $1,900, extinguishing the note in full.

March 25, 2019 Convertible Promissory Note – $35,000

Effective March 25, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $35,000 with a maturity date of March 25, 2020.  The Company received proceeds of $32,000 after payment of $3,000 of the fees and expenses of the lender and its counsel. The lender, at its option after 180 days from the issuance of the note, had the option to convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 39% discount from the lowest trading price during the 15 days prior to conversion. The Company had the option to prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 20% to 45%. After the expiration of 180 days after issuance, the Company had no right of prepayment.  We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception.  During the year ended December 31, 2019, amortization of debt discount was recorded to interest expense in the amount of $35,000, and the debt discount has been fully amortized.   During the year ended December 31, 2019, we issued the lender a total of 204,763 shares of our common stock in consideration for the conversion of principal of $38,000 and accrued interest of $1,900, extinguishing the note in full.

Total accrued interest payable on notes payable was $820,584 and $581,610 as of December 31, 2020 and December 31, 2019, respectively.

For the conversions of debt to common stock described above, there was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

6. PPP LOAN PAYABLE

A loan to the Company in the principal amount of $9,501 was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) and was funded in May 2020. The loan may be forgiven pursuant to the provisions of the Act.

7. CAPITAL STOCK

At December 31, 2020, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of December 31, 2020 and 2019, the Company had 15,055 and 16,155 shares of Series B Preferred Stock outstanding, respectively, with a face value of $1,505,500 and $1,615,500, respectively.  These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.  Effective February 26, 2020, William Beifuss, Jr., the Company’s President, converted 1,100 shares of Series B Preferred Stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B Preferred Stock from a lender in a private transaction.

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

On November 30, 2018, the Company issued 36,000 shares of Series C Preferred Stock to the owner of the common stock of EllisLab, Inc. pursuant to an Agreement and Plan of Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. See Note 3.

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

As of December 31, 2020 and December 31, 2019, the Company had 133,337,561 and 1,049,380 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2020, the Company issued a total of 132,288,181 shares of common stock: 122,507,798 shares for the conversion of $255,577 of principal of convertible notes payable, accrued interest payable of $27,846 and fees of $10,750; 9,777,778 shares for the conversion of 1,100 shares of Series B Preferred Stock recorded at par value; and 2,605 shares for the rounding of shares in the February 2020 reverse stock split recorded at par value of $3.  In connection with the convertible debt and Series B Preferred Stock conversions, the Company reduced derivative liabilities by $461,708.  There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes and preferred shares.

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

8. STOCK OPTIONS

As of December 31, 2020, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 210,177,778 shares of common stock to its officers, directors and consultants.

On October 19, 2020 and December 22, 2020, the Company issued a total of 210,000,000 non-qualified stock options to five officers, directors and consultants exercisable for a period of five years from the date of issuance at exercise prices ranging from $0.0108 to $0.017 per share.  Of these non-qualified options, 5,000,000 vest 1/24th per month over twenty- four months and 205,000,000 vest 1/36th per month over thirty-six months.  The non-qualified stock options were valued by an independent valuation firm at $3,726,549 using a modified Black Scholes early exercise model.  A derivative liability and a decrease to additional paid-in capital were recorded for this amount.

On November 30, 2018, the Company issued a ten-year option to purchase 444,445 shares of common stock of the Company, at an exercise price of $1.13 per share in connection with an Agreement and Plan of Merger. The option vested upon grant but could not be exercised for two years. This option was surrendered and cancelled on September 30, 2019 pursuant to an Agreement for the Purchase and Sale of Capital Stock of EllisLab Corp. See Note 3.

A summary of the Company’s stock options as of December 31, 2020, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	628,475	$1.36
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(444,474)	$1.13

Outstanding at December 31, 2019	184,001	$1.544
Granted	210,000,000	$0.017
Exercised	-	$-
Forfeited or expired	(6,223)	$13.500

Outstanding at December 31, 2020	210,177,778	$0.018	4.98	$241,000

Exercisable at December 31, 2020	6,497,222	$0.047	5.04	$10,194

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.018 as of December 31, 2020, which would have been received by the holders of in-the-money options had the holders exercised their options as of that date.

The significant assumptions used in the valuation of the derivative liability recorded upon issuance of the October and December stock options are as follows:

Expected life	2.3 to 3.9 years
Risk free interest rates	0.151% to 2.840%
Expected volatility	232% – 364%

Stock-based compensation recorded for the years ended December 31, 2020 and 2019 was $108,514 and $0, respectively. Unrecognized stock-based compensation was $3,618,035 at December 31, 2020.

9. DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. We estimate the fair value of derivative liabilities associated with our convertible notes payable, Series B preferred stock and stock options using a multinomial lattice model based on projections of various potential future outcomes. Where the number of stock options or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional stock options, convertible debt and equity are included in the value of the derivatives.

The significant assumptions used in the valuation of the derivative liabilities at December 31, 2019 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0180
Risk free interest rates	0.61% - .193%
Expected volatility	289% – 354%

The value of our derivative liabilities was estimated as follows at December 31:

	2020	2019

Convertible notes payable	$3,368,619	$3,606,194
Series B preferred stock	4,137,413	2,535,359
Stock options	3,776,059	19,342

Total	$11,282,091	$6,160,895

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

10. INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 29% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2020	2019

Income tax provision (benefit) at statutory rate	$(796,800)	$761,100
State income taxes, net of federal benefit	(200)	(200)
Non-deductible expenses	617,000	209,900
Non-taxable gains	(33,600)	(1,464,700)
Other	1,000	1,000
Valuation allowance	212,600	492,900

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2020	2019

Deferred tax assets:
Net operating loss carryforward	$3,809,800	$3,597,300
Research and development credit carryforward	125,300	125,300
Accrued compensated absences	1,000	1,000

Valuation allowance	(3,936,100)	(3,723,600)

	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2020, we recorded a valuation allowance of $3,936,100 against net current deferred tax. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2020, we had a net operating loss carryforward available to offset future taxable income of approximately $13,137,000 which begins to expire at dates that have not been determined. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Based upon our review and evaluation, during the years ended December 31, 2020 and 2019, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense). As of December 31, 2020 and 2019, we had no accrued interest or penalties related to uncertain tax positions.

11. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2020 and 2019. Fees payable to Mr. Beifuss of $80,000 and $10,000 are included in accounts payable – related party as of December 31, 2020 and 2019, respectively.

On December 22, 2020, the Company issued non-qualified stock options to purchase up to a total of 205,000,000 shares of our common stock to four officers, directors and consultants of the Company.  The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of five years from the date of grant at an exercise price of $0.017 per share. Of these non-qualified stock options, Mr. Beifuss received 25,000,000 and Byron Elton, Chairman of the Board of Directors, received 5,000,000.

Effective December 1, 2018, Rick Ellis, the former Chief Executive Officer of the Company and Chief Executive Officer of EllisLab Corp., was to receive a monthly salary of $10,000. Effective with the EllisLab Corp. Sale Agreement which closed on September 30, 2019, Mr. Ellis resigned as the Company’s Chief Executive Officer and the monthly salary was terminated. Mr. Ellis received fees totaling $90,000 for the year ended December 31, 2019.

The Company issued 36,000 shares of Series C Preferred Stock to Rick Ellis, in the EllisLab Corp. Merger, which shares were surrendered and cancelled on September 30, 2019 pursuant to the EllisLab Corp. Sale Agreement. See Note 3.

As discussed in Note 7, effective February 26, 2020, Mr. Beifuss, converted 1,100 shares of Series B Preferred Stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B Preferred Stock from a lender in a private transaction.

As discussed in Note 7, in November 2019, the Company issued to Mr. Beifuss 1,000 shares of Series D Preferred Stock for services valued at $15,000 by an independent valuation firm. The 1,000 shares of Series D Preferred Stock were automatically redeemed on January 11, 2020, 45 days after the effective date of the Series D Certificate

See Note 5 for discussion of convertible notes payable with related parties.

12. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2020, the ROU asset was fully amortized, and the operating lease liability was eliminated. As of December 31, 2019, and ROU asset and operating lease liability had a balance of $7,708.

For the years ended December 31, 2020 and 2019, the Company recognized operating lease cost of $12,000,

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

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Asset Purchase Agreement

On January 7, 2021, the Company, SmallCellSite.com LLC, a Virginia limited liability company (“SCS” or “Seller”), and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (the “Subsidiary”) entered into an asset purchase agreement (“APA”) to acquire substantially all of the assets of SCS’s wireless communications marketing and database services business in consideration for a total purchase price of $10,000 in cash and a 5-year convertible promissory note in the amount of $1,000,000 made in favor of SCS or its assignees (the “Note”).  SCS is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

Pursuant to the APA, SCS instructed the Company to assign $500,000 principal amount of the Note to each of SCS’s two members (the “Assigned Notes”).

Patent

On or about January 11, 2021, the United States Patent and Trademark Office notified the Company that the patent application filed by SCS on or about May 31, 2017 for “System and Method for Identifying Wireless Communication Assets” has been prosecuted on the merits and a patent will be issued.

Convertible Note Conversions

Subsequent to December 31, 2020, two lenders converted a total of $95,261 principal and $18,140 accrued interest payable into 34,276,001 shares of the Company’s common stock.

Subsequent Borrowings

Effective January 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,500 with a maturity date of January 8, 2022. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and $500 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Effective March 18, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $45,500 with a maturity date of March 18, 2022. The Company received net proceeds of $42,000 after payment of $3,000 in legal fees and $500 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

A lender advanced additional funds under the October 2019 Convertible Promissory Note of $50,000 on January 5, 2021, $60,000 on January 28, 2021 and $90,000 on February 26, 2021.

Extension of Maturity Dates of Convertible Promissory Notes

On February 9, 2021, a lender extended the maturity dates of the March 16, 2016 Convertible Promissory Note, the June 2017 Convertible Promissory Note, the December 14, 2017 Convertible Promissory Note, the August 2018 Convertible Promissory Note and the October 2019 Convertible Promissory Note to February 9, 2026.

The maturity date of a note payable to a related party with a principal balance of $32,620 as of December 31, 2020 was extended to December 31, 2021.

Stock Options

On January 28, 2021, the Company issued non-qualified stock options to an employee and a consultant to purchase a total of 20,000,000 shares of the Company’s common stock exercisable for a period of five years from the date of issuance at an exercise price of $0.05 per share.  The stock options vest 1/36th per month over thirty-six months.

