Form 10-Q
period 2021-03-31
Digital Locations, Inc.
filed 2021-05-14
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of registrant’s common stock outstanding, as of May 14, 2021 was 170,943,730.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$81,130	$18,605
Accounts receivable	1,601	-
Total current assets	82,731	18,605

Other assets:
Intangible assets, net	9,500	-
Goodwill	2,096,089	-

Total assets	$2,188,320	$18,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$254,211	$168,946
Accounts payable – related party	70,100	80,000
Accrued expenses and other current liabilities	8,560	3,947
Accrued interest, notes payable	872,026	820,584
Derivative liabilities	23,168,862	11,282,091
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $317,527 and $119,419, at March 31, 2021 and December 31, 2020, respectively	2,487,558	2,501,927
PPP loan payable	9,501	9,501
Total current liabilities	26,958,918	14,955,096

Long-term liabilities – convertible notes payable, net of discount of $341,919 and $0, at March 31, 2021 and December 31, 2020, respectively	658,081	-

Total liabilities	27,616,999	14,955,096

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series B, 15,055 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	15	15
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 167,613,562 and 133,337,561 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	167,614	133,338
Additional paid-in capital	22,624,642	22,943,193
Accumulated deficit	(48,220,950)	(38,013,037)
Total stockholders’ deficit	(25,428,679)	(14,936,491)

Total liabilities and stockholders’ deficit	$2,188,320	$18,605

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$6,338	$-

Operating expenses:
General and administrative	734,948	93,294
Depreciation and amortization	500	54

Total operating expenses	735,448	93,348

Loss from operations	(729,110)	(93,348)

Other income (expense):
Interest expense	(163,460)	(192,164)
Loss on change in derivative liabilities	(9,315,343)	(89,963)

Total other income (expense)	(9,478,803)	(282,127)

Loss before income taxes	(10,207,913)	(375,475)
Provision for income taxes	-	-

Net loss	$(10,207,913)	$(375,475)

Weighted average number of common shares outstanding – basic and diluted	156,174,027	5,115,166

Net loss per common share – basic and diluted	$(0.07)	$(0.07)

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2021 (Unaudited)

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	15,055	$15	-	$-	133,337,561	$133,338	$22,943,193	$(38,013,037)	$(14,936,491)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	34,276,001	34,276	79,125	-	113,401
Issuance of consultant stock options	-	-	-	-	-	-	(998,134)	-	(998,134)
Vesting of consultant stock options	-	-	-	-	-	-	450,758	-	450,758
Settlement of derivative liabilities	-	-	-	-	-	-	149,700	-	149,700
Net loss	-	-	-	-	-	-	-	(10,207,913)	(10,207,913)

Balance, March 31, 2021	15,055	$15	-	$-	167,613,562	$167,614	$22,624,642	$(48,220,950)	$(25,428,679)

See accompanying notes to condensed financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2020 (Unaudited)

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	16,155	$16	1,000	$1	1,049,380	$1,049	$25,937,634	$(35,265,842)	$(9,327,142)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	1,645,256	1,645	8,544	-	10,189
Issuance of common stock for conversion of Series B preferred stock	(1,100)	(1)	-	-	9,777,778	9,778	(9,777)	-	-
Reverse split rounding of shares	-	-	-	-	2,605	3	(3)	-	-
Redemption of Series D preferred stock	-	-	(1,000)	(1)	-	-	1	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	263,131	-	263,131
Net loss	-	-	-	-	-	-	-	(375,475)	(375,475)

Balance, March 31, 2020	15,055	$15	-	$-	12,475,019	$12,475	$26,199,530	$(35,641,317)	$(9,429,297)

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,207,913)	$(375,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	54
Amortization of debt discount to interest expense	93,878	125,046
Loss on change in derivative liabilities	9,315,343	89,963
Stock option compensation	450,758	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,601)	-
Prepaid expenses	-	2,808
Increase (decrease) in:
Accounts payable	85,265	57,173
Accounts payable – related party	(9,900)	-
Accrued expenses	4,613	8,753
Accrued interest, notes payable	69,582	67,118
Net cash used in operating activities	(199,475)	(24,560)

Cash flows from investing activities:
Cash paid in business acquisition	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	272,000	35,000
Net cash provided by financing activities	272,000	35,000

Net increase in cash	62,525	10,440
Cash, beginning of period	18,605	8,275

Cash, end of period	$81,130	$18,715

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-
Non-cash financing and investing activities:
Debt discount for derivative liabilities	$272,000	$15,766
Common shares issued in conversion of debt	113,401	10,189
Derivative liability for consultant stock options	998,134	-
Settlement of derivative liabilities	149,700	263,131
Long-term convertible notes payable issued in asset purchase agreement	1,000,000	-
Derivative liabilities recorded in business acquisition	1,450,994	-
Common shares issued in conversion of Series B preferred shares	-	1
Reverse split rounding of shares	-	3
Redemption of Series D preferred stock	-	1

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on November 14, 2017, the Company changed its name to Digital Locations, Inc.

As further discussed in Note 3, on January 7, 2021, the Company, SmallCellSite.com LLC, a Virginia limited liability company (“SCS LLC”), and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (“SCS”) entered into an asset purchase agreement (“APA”) to acquire SCS LLC’s wireless communications marketing and database services business. SCS LLC is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2020.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2021, our current liabilities exceeded our current assets by $26,876,187 and we had a total stockholders’ deficit of $25,428,679. In addition, the Company has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2021. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and, effective January 7, 2021, the accounts of SCS, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Intangible Assets

The identifiable intangible assets acquired in the APA are amortized using the straight-line method over an estimated life of 5 years.

Goodwill

The excess of the total purchase price paid over the value assigned to the identifiable intangible assets acquired in the APA has been recorded as goodwill. The goodwill is not amortized but evaluated periodically for impairment.

Derivative Liabilities

We have identified the conversion features of our convertible notes payable, Series B preferred stock, and certain stock options as derivatives. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional options, convertible debt and equity are included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021 and December 31, 2020, we believe the amounts reported for cash, accounts receivable, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
March 31, 2021:
Derivative liabilities	$23,168,862	$-	$-	$23,168,862

Total liabilities measured at fair value	$23,168,862	$-	$-	$23,168,862

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

During the three months ended March 31, 2021, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2020	$3,368,619	$4,137,413	$3,776,059	$11,282,091
Addition to liabilities for new debt/shares issued	1,722,994	-	998,134	2,721,128
Elimination of liabilities in debt conversions	(149,700)	-	-	(149,700)
Change in fair value	3,030,556	717,057	5,567,730	9,315,343

Derivative liabilities at March 31, 2021	$7,972,469	$4,854,470	$10,341,923	$23,168,862

Revenue Recognition

We have adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) pursuant to which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Through its wholly owned subsidiary and effective January 7, 2021 (see Note 3), the Company acts as an intermediary or agent to facilitate a platform through which property owners market billboards to wireless telephone carriers for placement of wireless communications network equipment. Contracts have been signed among the Company, the property owner, and the wireless telephone operator. Monthly payments are received by the Company from the wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues in the accompanying statements of operations.

Lease Accounting

Pursuant to the underlying contracts, the Company does not own the property and equipment which is leased by the cell phone carriers but acts as an intermediary or agent between the property owner and the cell phone carriers. Therefore, in accordance with ASC 840 and 841, “Leases,” the Company records revenues net of amounts received from cell phone carriers and payments made to property owners.

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three months ended March 31, 2021, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three months ended March 31, 2021, the Company had one landlord receiving all Company payments for lease of billboard site locations.

Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options to acquire common stock, using the treasury stock method and the average market price per share during the period, and shares issuable upon exercise of convertible notes payable and convertible preferred stock. For the three months ended March 31, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2021 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to conform to the presentation for the current year periods.

3. BUSINESS ACQUISITION

On January 7, 2021, the Company, SCS LLC, and SCS entered into the APA to acquire substantially all of the assets of SCS LLC’s wireless communications marketing and database services business in consideration for a total purchase price of $10,000 in cash and a 5-year convertible promissory note in the amount of $1,000,000 made in favor of SCS or its assignees (the “Note”). SCS LLC is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators. The business acquisition has been recorded as a purchase.

Pursuant to the APA, SCS LLC instructed the Company to assign $500,000 of principal amount of the Note to each of SCS LLC’s two members (the “Assigned Notes”).

At any time after December 31, 2021, each month, each holder of the Assigned Notes may convert the principal amount of the Assigned Note into a number of shares of the Company’s common stock not exceeding 5% of the total trade volume of the Company’s common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. Each Assigned Note also imposes an overall limitation on the number of conversions to common stock that the holder may affect such that it prohibits the holder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the Assigned Note is outstanding

The business acquisition closed on January 7, 2021.

Based on the report of an independent valuation firm, the notes payable were discounted to $645,095 using an interest rate of 9.54% and a derivative liability of $1,450,994 was calculated for the conversion feature of the notes. The total value of the consideration paid of $2,106,089, including cash paid of $10,000, has been allocated to the following assets based on the report:

Identifiable intangible assets:
IP technology	$4,000
Customer base	6,000
Total identifiable intangible assets	10,000

Goodwill	2,096,089

Total	$2,106,089

During the three months ended March 31, 2021, consolidated revenues were comprised of revenues from SCS.

Unaudited pro forma summary results of operations for the year ended December 31, 2020 as though the business acquisition had taken place on January 1, 2020 are as follows:

Revenues	$23,221
Net loss	(2,910,858)
Net loss per common share	(0.05)

4. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note of $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at March 31, 2021 and December 31, 2020, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at March 31, 2021, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at March 31, 2021 has been extended to December 31, 2021.

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

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the three months ended March 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $14,451 and accrued interest of $6,999, extinguishing the debt in full. No gain or loss was recorded since the conversions were completed within the terms of the note agreement.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the three months ended March 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $14,810 and accrued interest of $7,181, resulting in a principal balance of $75,190 as of March 31, 2021. No gain or loss was recorded since the conversions were completed within the terms of the note agreement.

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

On January 5, 2021, we received proceeds of $50,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $2,284, resulting in a debt discount balance of $47,716 as of March 31, 2021.

On January 28, 2021, we received proceeds of $60,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $2,024, resulting in a debt discount balance of $57,976 as of March 31, 2021.

On February 26, 2021, we received proceeds of $90,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $1,642, resulting in a debt discount balance of $88,358 as of March 31, 2021.

August 29, 2019 Convertible Promissory Note – $25,000

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matured on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense and the note had a principal balance of $395 as of March 31, 2021, which amount is in default.

July 7, 2020 Convertible Promissory Note – $33,000

Effective July 7, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000. The note matures on July 7, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $19,422 and the debt discount has been fully amortized. During the three months ended March 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

July 8, 2020 Convertible Promissory Note – $40,000

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000 with a maturity date of July 8, 2021 and the Company has no right of prepayment. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $9,863, resulting in a remaining debt discount of $14,268 as of March 31, 2021. The note had a principal balance of $40,000 as of March 31, 2021.

August 18, 2020 Convertible Promissory Note – $33,000

Effective August 18, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of August 18, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $20,795 and the debt discount has been fully amortized. During the three months ended March 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

October 1, 2020 Convertible Promissory Note – $33,000

Effective October 1, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of October 1, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $8,137, resulting in a remaining debt discount of $16,636 as of March 31, 2021. The note had a principal balance of $33,000 as of March 31, 2021.

November 9, 2020 Convertible Promissory Note – $35,000

Effective November 9, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $35,000 with a maturity date of October 1, 2021. The Company received net proceeds of $31,500 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $8,137, resulting in a remaining debt discount of $22,162 as of March 31, 2021. The note had a principal balance of $35,000 as of March 31, 2021.

January 8, 2021 Convertible Promissory Note – $33,500

Effective January 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,500 with a maturity date of January 8, 2022. The Company received net proceeds of $30,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,500 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $7,414, resulting in a remaining debt discount of $26,086 as of March 31, 2021. The note had a principal balance of $33,500 as of March 31, 2021.

March 18, 2021 Convertible Promissory Note – $45,500

Effective March 18, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $45,500 with a maturity date of March 18, 2022. The Company received net proceeds of $42,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $45,500 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $1,175, resulting in a remaining debt discount of $44,325 as of March 31, 2021. The note had a principal balance of $45,500 as of March 31, 2021.

Total accrued interest payable on notes payable was $872,026 and $820,584 as of March 31, 2021 and December 31, 2020, respectively.

5. LONG-TERM CONVERTIBLE NOTES PAYABLE

As discussed in Note 3, on January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC. The Assigned Notes bear interest at an annual rate of 0.39% and mature January 7, 2026. The Assigned Notes were discounted to a principal balance of $645,095 using an interest rate of 9.54% and a debt discount of $354,905 was recorded at inception. Amortization of the discount to interest expense was $12,986 during the three months ended March 31, 2021, resulting in a debt discount of $341,919 as of March 31, 2021,

At any time after December 31, 2021, each month, each holder of the Assigned Notes may convert the principal amount of the Assigned Note into a number of shares of the Company’s common stock not exceeding 5% of the total trade volume of the Company’s common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. Each Assigned Note also imposes an overall limitation on the number of conversions to common stock that the holder may affect such that it prohibits the holder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the Assigned Note is outstanding

6. PPP LOAN PAYABLE

A loan to the Company in the principal amount of $9,501 was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) and was funded in May 2020. The loan may be forgiven pursuant to the provisions of the Act.

7. CAPITAL STOCK

At March 31, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of March 31, 2021 and December 31, 2020, the Company had 15,055 shares of Series B Preferred Stock outstanding with a face value of $1,505,500. These shares were issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable. Effective February 26, 2020, William Beifuss, Jr., the Company’s President, converted 1,100 shares of Series B preferred stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B Preferred Stock from a lender in a private transaction.

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

As of March 31, 2021 and December 31, 2020, the Company had 167,613,562 and 133,337,561 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2021, the Company issued a total of 34,276,001 shares of common stock in consideration for the conversion of $95,261 of principal of convertible notes payable and accrued interest payable of $18,140. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $149,700. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

During the three months ended March 31, 2020, the Company issued a total of 11,425,639 shares of common stock: 1,645,256 shares for the conversion of $8,600 of principal of convertible notes payable and accrued interest payable of $1,589; 9,777,778 shares for the conversion of 1,100 shares of Series B preferred stock recorded at par value; and 2,605 shares for the rounding of shares in the February 2020 reverse stock split recorded at par value. In connection with the convertible debt and Series B preferred stock conversions, the Company reduced derivative liabilities by $263,131. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the underlying agreements.

8. STOCK OPTIONS

As of March 31, 2021, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 230,177,778 shares of common stock to its officers, directors, and consultants.

On October 19, 2020 and December 22, 2020, the Company issued a total of 210,000,000 non-qualified stock options to five officers, directors and consultants exercisable for a period of five years from the date of issuance at exercise prices ranging from $0.0108 to $0.017 per share. Of these non-qualified options, 5,000,000 vest 1/24th per month over twenty- four months and 205,000,000 vest 1/36th per month over thirty-six months. These non-qualified stock options were valued by an independent valuation firm at $3,726,549 using a modified Black Scholes early exercise model and stock option compensation expense is recorded over the vesting period. A derivative liability and a decrease to additional paid-in capital were recorded for this amount.

On January 28, 2021, the Company issued a total of 20,000,000 non-qualified stock options to an employee and a consultant exercisable for a period of five years from the date of issuance at an exercise prices $0.05 per share. These options vest 1/36th per month over thirty-six months. These non-qualified stock options were valued by an independent valuation firm at $998,134 using a modified Black Scholes early exercise model and stock option compensation expense is recorded over the vesting period. A derivative liability and a decrease to additional paid-in capital were recorded for this amount.

We recognized stock option compensation expense of $450,758 and $0 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had unrecognized stock option compensation expense totaling $4,165,411.

A summary of the Company’s stock options and warrants as of March 31, 2021, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	210,177,778	$0.018	8.65
Granted	20,000,000	$0.050
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2021	230,177,778	$0.021	4.74	$5,911,000

Exercisable at March 31, 2021	25,316,720	$0.026	4.75	$680,528

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.045 as of March 31, 2021, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the derivative liabilities recorded upon issuance of the January 2021 non-qualified stock options are as follows:

Expected life	2.54 to 4.01 years
Risk free interest rates	0.15% - 0.30%
Expected volatility	326.7% – 362.1%

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

The significant assumptions used in the valuation of the derivative liabilities as of March 31, 2021 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.045
Risk free interest rates	0.00% - 2.81%
Years to maturity	0.15 - 15.0
Expected volatility	86.6%–831.2%

The value of our derivative liabilities was estimated as follows at:

	March 31 2021	December 31, 2020

Convertible notes payable	$7,972,469	$3,368,619
Series B Preferred Stock	4,854,470	4,137,413
Stock options	10,341,923	3,776,059

Total	$23,168,862	$11,282,091

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

10. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2020 and 2019. Fees payable to Mr. Beifuss of $70,000 and $80,000 are included in accounts payable – related party as of March 31, 2021 and December 31, 2020, respectively.

On December 22, 2020, the Company issued non-qualified stock options to purchase up to a total of 205,000,000 shares of our common stock to four officers, directors, and consultants of the Company. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of five years from the date of grant at an exercise price of $0.017 per share. Of these non-qualified stock options, Mr. Beifuss received 25,000,000 and Byron Elton, Chairman of the Board of Directors, received 5,000,000.

As discussed in Note 7, in November 2019, the Company issued to Mr. Beifuss 1,000 shares of Series D Preferred Stock for services valued at $15,000 by an independent valuation firm. The shares were automatically redeemed in January 2020, 45 days after the effective date of the related Series D Preferred Stock Certificate.

As discussed in Note 7, effective February 26, 2020, Mr. Beifuss converted 1,100 shares of Series B Preferred Stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the shares of Series B Preferred Stock from a lender in a private transaction. The transaction was recorded at the par value of the common stock.

11. COMMITMENTS AND CONTINGENCIES

Operating Lease

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter.

For the three months ended March 31, 2021 and 2020, the Company recognized operating lease cost of $3,000.

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

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Series E Preferred Stock

Effective April 2, 2021, the Company filed a Certificate of Designation with the State of Nevada designating 45,000 shares of its authorized preferred stock as Series E Preferred Stock. The shares of Series E Preferred Stock have a par value of $0.001 per share and a stated face value of $100 per share. Holders of the Series E Preferred Stock have the right, at any time, to convert shares of Series E Preferred Stock into shares of Common Stock at a conversion price of $0.0015 per share.

Securities Purchase Agreement

On or about April 2, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with one accredited investor (the “Investor”), pursuant to which the Investor agreed to purchase up to 45,000 shares of the Company’s Series E Preferred Stock (the “Shares”) at a purchase price of $100 per share. In accordance with the SPA, Investor paid for 34,900 Shares by surrendering to the Company for cancellation, $2,618,690 of principal and $872,306 of accrued interest through April 2, 2021 under various 10% interest, adjustable convertible notes held by Investor.

The Investor is also the holder of 11,515 shares of the Company’s Series B Preferred Stock, which has a face value of $100 per share and was convertible into the Company’s common stock at an adjustable conversion price (the “Series B Shares”). Pursuant to the SPA, the Company and Investor agreed to amend the Certificate of Designation for the Series B Shares to reflect a fixed conversion price equal to the effective conversion price of the Series B Shares on the date of the SPA, which was $0.0015 per share.

As an inducement for Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized Shares of Series E Preferred Stock at a purchase price of $100 per Share at any time until April 2, 2031.

Convertible Notes

Effective April 5, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $45,500 with a maturity date of April 5, 2021. The Company received net proceeds of $42,000 after payment of $3,000 in legal fees and $500 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Effective May 10, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 10, 2021. The Company received net proceeds of $40,000 after payment of $3,000 in legal fees and $500 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Convertible Note Conversions

Subsequent to March 31, 2021, a lender converted principal of $33,000 and $1,980 accrued interest payable into 1,604,587 shares of the Company’s common stock, extinguishing in full the October 1, 2020 Convertible Note. The lender also converted principal of $35,000 and $2,100 accrued interest payable into 1,725,581 shares of the Company’s common stock, extinguishing in full the November 9, 2020 Convertible Note.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the condensed financial statements and accompanying notes included in this report.

Current Overview

On January 7, 2021, the Company, SmallCellSite.com LLC, a Virginia limited liability company (“SCS LLC”), and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company ((“SCS”) entered into an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of SCS LLC’s wireless communications marketing and database services business in consideration for a total purchase price of $10,000 in cash and a five-year convertible promissory note in the amount of $1,000,000 made in favor of SCS or its assignees (the “Note”). Pursuant to the APA, SCS LLC instructed the Company to assign $500,000 principal amount of the Note to each of SCS’s two members. SCS LLC is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

The SCS LLC business acquisition has been accounted for as a purchase and, effective January 7, 2021, the accounts of SCS are consolidated with those of the Company. Consequently, the results of operations for the three months ended March 31, 2021 are not comparable to the results of operations for the three months ended March 31, 2020.

Subsequent to the SCS LLC business acquisition, we intend to aggressively market and add more potential wireless sites to our database through non-exclusive marketing agreements with property owners. Management believes that the addition of more sites in the database will give our customers more options to select sites that meet their internal criteria. Once sites are selected and activated, additional revenue per site will be recognized by the Company.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2021

Revenues

As discussed above, the purchase of the operating assets of SCS was effective January 7, 2021, with SCS revenues included in our consolidated statement of operations from that date forward. Revenues were $6,338 for the three months ended March 31, 2021. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues. We reported no revenues for the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses increased to $734,948 in the three months ended March 31, 2021 from $93,294 in the three months ended March 31, 2020. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees related to the APA with SCS, effective January 7, 2021. In addition, we reported compensation expense of $450,758 from the issuance of non-qualified stock options in the three months ended March 31, 2021. We had no such compensation expense in the three months ended March 31, 2020.

Depreciation and Amortization Expense

Our property and equipment were fully depreciated as of December 31, 2020. Depreciation and amortization expense of $500 in the three months ended March 31, 2021 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition. Depreciation of property and equipment was $54 in the three months ended March 31, 2020.

Other Income (Expense)

Our interest expense decreased to $163,460 in the three months ended March 31, 2021 from $192,164 in the three months ended March 31, 2020. The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount as we have had multiple convertible notes payable fully converted to common stock. In addition, the debt discount for several convertible notes payable for which maturity dates have been extended has been fully amortized. The increase or decrease in our interest expense result primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.

We reported a loss on change in derivative liabilities of $9,315,343 in the three months ended March 31, 2021 compared to a loss in change in derivative liabilities of $89,963 in the three months ended March 31, 2020. A significant portion of the loss in the current fiscal year is due to the stock options issued in October and December 2020 and January 2021 which resulted in the recording of large derivative liabilities that have increased in value as the market price of our common stock increased. We estimate the fair value of the derivatives associated with our convertible notes, certain stock options and warrants, and our Series B Preferred Stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income (Loss)

Primarily as a result of the non-cash loss on change in derivative liabilities, we reported a net loss of $9,315,343 for the three months ended March 31, 2021. We reported a net loss of $375,475 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $82,731, including cash of $81,130, and total current liabilities of $26,958,918, resulting in a working capital deficit of $26,876,187. Included in our current liabilities as of March 31, 2021 are derivative liabilities totaling $23,168,862, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable. During the three months ended March 31, 2021 and 2020, we received net proceeds from convertible notes payable of $272,000 and $35,000, respectively.

Recent Financings

Effective April 5, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $45,500 with a maturity date of April 5, 2021. The Company received net proceeds of $42,000 after payment of $3,000 in legal fees and $500 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Effective May 10, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 10, 2021. The Company received net proceeds of $40,000 after payment of $3,000 in legal fees and $500 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Conversion of Convertible Debt

As more fully described in the notes to the condensed financial statements, on or about April 2, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with one accredited investor (the “Investor”), pursuant to which the Investor agreed to purchase up to 45,000 shares of the Company’s newly created Series E Preferred Stock (the “Shares”) at a purchase price of $100 per share. In accordance with the SPA, Investor paid for 34,900 Shares by surrendering to the Company for cancellation, $2,618,690 of principal and $872,306 of accrued interest through April 2, 2021 under various 10% interest, adjustable convertible notes held by Investor. This transaction significantly improves the financial position of the Company.

Sources and Uses of Cash

During the three months ended March 31, 2021, we used net cash of $199,475 in operating activities as a result of our net loss of $10,207,913, increase in accounts receivable of $1,601 and decrease in accounts payable – related party of $9,900, partially offset by non-cash expenses totaling $9,860,479 and increases in accounts payable of $85,265, accrued expenses of $4,613, and accrued interest, notes payable of $69,582.

During the three months ended March 31, 2020, we used net cash of $24,560 in operating activities as a result of our net loss of $375,475, partially offset by non-cash expenses totaling $215,063, decrease in prepaid expenses of $2,808 and increases in accounts payable of $57,173, and accrued expenses of $8,753, and accrued interest, notes payable of $67,118.

During the three months ended March 31, 2021, we used net cash of $10,000 in investing activities, comprised of the payment made in the SCS business acquisition. We had no net cash provided by or used in investing activities in the three months ended March 31, 2020.

Net cash provided by financing activities was $272,000 and $35,000 during the three months ended March 31, 2021 and 2020, respectively, comprised of proceeds from convertible notes.

Historically, proceeds received from the issuance of debt have been sufficient to fund our current operating expenses. We estimate that we will need to raise substantial capital or financing over the next twelve months in order to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Therefore, our future operations are dependent on our ability to secure additional financing. Our recent funding opportunities have been limited due to downturns in U.S. equity and debt markets resulting from the world-wide Coved 19 pandemic. Future financing transactions, if available, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and continued downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of March 31, 2021, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However as of March 31, 2021, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

With a limited source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

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

Intangible Assets

The identifiable intangible assets acquired in the APA are amortized using the straight-line method over an estimated life of 5 years.

Goodwill

The excess of the total purchase price paid over the value assigned to the identifiable intangible assets acquired in the APA has been recorded as goodwill. The goodwill is not amortized but evaluated periodically for impairment.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021 and December 31, 2020, we believe the amounts reported for cash, accounts receivable, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest - notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
March 31, 2021:
Derivative liabilities	$23,168,862	$-	$-	$23,168,862

Total liabilities measured at fair value	$23,168,862	$-	$-	$23,168,862

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

Revenue Recognition

We have adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) pursuant to which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Through its wholly owned subsidiary and effective January 7, 2021 (see Note 3), the Company acts as an intermediary or agent to facilitate a platform through which property owners market billboards to wireless telephone carriers for placement of wireless communications network equipment. Contracts have been signed among the Company, the property owner, and the wireless telephone operator. Monthly payments are received by the Company from the wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues in the accompanying statements of operations.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2021 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2021, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of March 31, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of March 31, 2021, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of March 31, 2021, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of March 31, 2021, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of March 31, 2021, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, the Company issued a total of 34,276,001 shares of common stock in consideration for the conversion of $95,261 of principal of convertible notes payable and accrued interest payable of $18,140. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $149,700.

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

3.6	Series B Preferred Stock Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2016).

3.7	Certificate of Correction, filed with the Nevada Secretary of State on April 1, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016)

3.8	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

3.9

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on June 15, 2016 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 21, 2017)

3.10	Series A Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2017).

3.11

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on November 16, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2017)

3.12	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.13

Certificate of Designation of Series C Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 30, 2 018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

39

3.14

Certificate of Designation of Series D Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 27, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2019)

3.15

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on February 13, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2020).

3.16

Certificate of Designation of Series E Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

3.17

Certificate of Amendment to Designation of Series B Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021).

4.1	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2020)

4.2	Non-Qualified Stock Option Agreement issued by Digital Locations, Inc, to William E. Beifuss, Jr. (Incorporated by reference to the Company’s Report on Form 8-K filed on December 29, 2020)

4.3*	Non-Qualified Stock Option Agreement, dated as of December 22, 2020, between Digital Locations, Inc. and Byron Elton

10.1	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.2

Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.3

Convertible Promissory Note, dated May 24, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.4

Convertible Promissory Note, dated June 27, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.5

Convertible Promissory Note, dated August 13, 2019, between Digital Locations, Inc. and Power Up Lending Group Ltd. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

40

10.6

Convertible Promissory Note, dated January 25, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.7

Convertible Promissory Note, dated May 23, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.8

Convertible Promissory Note, dated August 29, 2019, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2020)

10.9

Convertible Promissory Note, dated March 16, 2020, between Digital Locations, Inc. and Geneva Roth Remark Holdings, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2020)

10.10

Convertible Promissory Note, dated June 22, 2020, between Digital Locations, Inc. and Geneva Roth Remark Holdings, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2020)

10.11

Convertible Promissory Note, dated July 7, 2020, between Digital Locations, Inc. and Geneva Roth Remark Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 25, 2020)

10.12

Convertible Promissory Note, dated July 8, 2020, between Digital Locations, Inc. and Crown Bridge Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 25, 2020)

10.13

Convertible Promissory Note, dated August 18, 2020, between Digital Locations, Inc. and Geneva Roth Remark Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 25, 2020)

10.14

Convertible Promissory Note, dated October 1, 2020, between Digital Locations, Inc. and Geneva Roth Remark Holdings, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020)

10.15

Convertible Promissory Note, dated November 9, 2020, between Digital Locations, Inc. and Geneva Roth Remark Holdings, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020)

10.16	Asset Purchase Agreement, dated January 7, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2021)

10.17	Convertible Promissory Note with Baryalai Azmi, dated January 7, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2021)

10.18	Convertible Promissory Note with Shervin Gerami, dated January 7, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2021)

10.19	Convertible Promissory Note, dated January 8, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2021)

41

10.20	Convertible Promissory Note, dated March 18, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2021)

10.21	Securities Purchase Agreement, dated April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

10.22*	Convertible Promissory Note, dated April 5, 2021

10.23*	Convertible Promissory Note, dated May 10, 2021

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

42

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 14, 2021.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

43