Form 10-Q
period 2021-06-30
Digital Locations, Inc.
filed 2021-08-16
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of registrant’s common stock outstanding, as of August 16, 2021 was 198,845,869.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$67,188	$18,605
Accounts receivable	1,144	-
Total current assets	68,332	18,605

Other assets:
Intangible assets, net	9,000	-
Goodwill	2,096,089	-
Total assets	$2,173,421	$18,605

LIABILITIES, MEZZANINE AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$147,133	$168,946
Accounts payable – related party	60,000	80,000
Accrued expenses and other current liabilities	7,673	3,947
Accrued interest, notes payable	50,993	820,584
Derivative liabilities	6,806,138	11,282,091
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $164,120 and $119,419, at June 30, 2021 and December 31, 2020, respectively	81,025	2,501,927
PPP loan payable	-	9,501
Total current liabilities	7,241,062	14,955,096

Long-term liabilities – convertible notes payable, net of discount of $327,385 and $0, at June 30, 2021 and December 31, 2020, respectively	672,615	-
Total liabilities	7,913,677	14,955,096

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,928 and 15,055 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,492,800	1,505,500
Series E, 34,900 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,490,000	-

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 184,279,404 and 133,337,561 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	184,279	133,338
Additional paid-in capital	41,642,154	21,437,708
Accumulated deficit	(52,549,489)	(38,013,037)
Total stockholders’ deficit	(10,723,056)	(16,441,991)

Total liabilities, mezzanine and stockholders’ deficit	$2,173,421	$18,605

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$4,906	$-	$11,244	$-

Operating expenses:
General and administrative	513,131	79,292	1,248,079	172,586
Depreciation and amortization	500	270	1,000	324

Total operating expenses	513,631	79,562	1,249,079	172,910

Loss from operations	(508,725)	(79,562)	(1,237,835)	(172,910)

Other income (expense):
Interest expense	(349,043)	(155,481)	(512,503)	(347,645)
Gain (loss) on change in derivative liabilities	13,010,236	(736,625)	3,694,893	(826,588)
Loss on extinguishment of debt	(16,490,508)	-	(16,490,508)	-
Gain on forgiveness of PPP loan	9,501	-	9,501	-

Total other income (expense)	(3,819,814)	(892,106)	(13,298,617)	(1,174,233)

Loss before income taxes	(4,328,539)	(971,668)	(14,536,452)	(1,347,143)
Provision for income taxes	-	-	-	-

Net loss	$(4,328,539)	$(971,668)	$(14,536,452)	$(1,347,143)

Weighted average number of common shares outstanding – basic and diluted	174,373,718	17,641,667	165,324,147	11,378,418

Net loss per common share – basic and diluted	$(0.03)	$(0.06)	$(0.03)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended June 30, 2021 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	15,055	$1,505,500	-	$-	-	$-	133,337,561	$133,338	$21,437,708	$(38,013,037)	$(16,441,991)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	37,606,169	37,605	147,875	-	185,480
Issuance of common stock for services	-	-	-	-	-	-	4,869,007	4,869	138,131	-	143,000
Issuance of common stock for conversion of Series B preferred stock	(127)	(12,700)	-	-	-	-	8,466,667	8,467	4,233	-	12,700
Issuance of Series E preferred stock for conversion of notes payable and accrued interest payable	-	-	34,900	$3,490,000	-	-	-	-	16,490,504	-	16,490,504
Issuance of consultant stock options	-	-	-	-	-	-	-	-	(998,134)	-	(998,134)
Vesting of consultant stock options	-	-	-	-	-	-	-	-	804,649	-	804,649
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	3,617,188	-	3,617,188
Net loss	-	-	-		-	-	-	-	-	(14,536,452)	(14,536,452)

Balance, June 30, 2021	14,928	$1,492,800	34,900	$3,490,000	-	$-	184,279,404	$184,279	$41,642,154	$(52,549,489)	$(10,723,056)

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2020 (Unaudited)

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	16,155	$1,615,500	1,000	$1	1,049,380	$1,049	$24,322,150	$(35,265,842)	$(10,942,642)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	40,677,465	40,677	57,343	-	98,020
Issuance of common stock for conversion of Series B preferred stock	(1,100)	(110,000)	-	-	9,777,778	9,778	100,222	-	110,000
Reverse split rounding of shares	-	-	-	-	2,605	3	(3)	-	-
Redemption of Series D preferred stock	-	-	(1,000)	(1)	-	-	1	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	311,547	-	311,547
Net loss	-	-	-	-	-	-	-	(1,347,143)	(1,347,143)

Balance, June 30, 2020	15,055	$1,505,500	-	$-	51,507,228	$51,507	$24,791,260	$(36,612,985)	$(11,770,218)

See accompanying notes to condensed consolidated financial statements.

  DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,536,452)	$(1,347,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	324
Amortization of debt discount to interest expense	387,569	216,337
Gain (loss) on change in derivative liabilities	(3,694,893)	826,588
Stock-based compensation	143,000	-
Stock option compensation	804,649	-
Loss on extinguishment of debt	16,490,508	-
Gain on forgiveness of PPP loan	(9,501)	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,144)	-
Prepaid expenses	-	2,808
Increase (decrease) in:
Accounts payable	(21,813)	87,985
Accounts payable – related party	(20,000)	-
Accrued expenses	3,726	19,125
Accrued interest, notes payable	124,934	131,308
Net cash used in operating activities	(328,417)	(62,668)

Cash flows from investing activities:
Cash paid in business acquisition	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	387,000	60,000
	-	9,501
Net cash provided by financing activities	387,000	69,501

Net increase in cash	48,583	6,833
Cash, beginning of period	18,605	8,275
Cash, end of period	$67,188	$15,108

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$387,000	$40,766
Common shares issued in conversion of debt	185,480	98,020
Series E preferred shares issued in conversion of debt	16,490,504	-
Derivative liability for consultant stock options	998,134	-
Settlement of derivative liabilities	3,617,188	311,547
Common shares issued in conversion of Series B preferred shares	12,700	1
Reverse split rounding of shares	-	3
Redemption of Series D preferred stock	-	1

See accompanying notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2020.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2021, our current liabilities exceeded our current assets by $7,172,730 and we had a total stockholders’ deficit of $10,723,056. In addition, the Company has reported negative cash flows from operations since inception. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Derivative Liabilities

We have identified the conversion features of our convertible notes payable and certain stock options as derivatives. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional options, convertible debt and equity are included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021 and December 31, 2020, we believe the amounts reported for cash, accounts receivable, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at June 30, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
June 30, 2021:
Derivative liabilities	$6,806,138	$-	$-	$6,806,138

Total liabilities measured at fair value	$6,806,138	$-	$-	$6,806,138

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

During the six months ended June 30, 2021, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities at December 31, 2020	$3,368,619	$4,137,413	$3,776,059	$11,282,091
Addition to liabilities for new debt/shares issued	1,837,994	-	998,134	2,836,128
Elimination of liabilities in debt conversions	(3,617,188)	-	-	(3,617,188)
Change in fair value	209,752	(4,137,413)	232,768	(3,694,893)

Derivative liabilities at June 30, 2021	$1,799,177	$-	$5,006,961	$6,806,138

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

Through its wholly owned subsidiary and effective January 7, 2021 (see Note 3), the Company acts as an intermediary or agent to facilitate a platform through which property owners market real estate, physical assets and billboards to wireless telephone carriers for placement of wireless communications network equipment. Contracts have been signed among the Company, the property owner, and the wireless telephone operator.  Monthly payments are received by the Company from the wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%.  The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues in the accompanying statements of operations.

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three months and six months ended June 30, 2021, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three months and six months ended June 30, 2021, the Company had one landlord receiving all Company payments for lease of billboard site locations.

Income (Loss) per Share

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options to acquire common stock, using the treasury stock method and the average market price per share during the period, and shares issuable upon exercise of convertible notes payable and convertible preferred stock. For the three months and six months ended June 30, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2021 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

NOTE 3 – BUSINESS ACQUISITION

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

During the three months and six months ended June 30, 2021, consolidated revenues were comprised of revenues from SCS.

Unaudited pro forma summary results of operations for the year ended December 31, 2020 as though the business acquisition had taken place on January 1, 2020 are as follows:

Revenues	$23,221
Net loss	(2,910,858)
Net loss per common share	(0.05)

4. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note of $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 at June 30, 2021 and December 31, 2020, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 at June 30, 2021, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 at June 30, 2021 has been extended to December 31, 2021.

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

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the six months ended June 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $14,451 and accrued interest of $6,999, extinguishing the debt in full. No gain or loss was recorded since the conversions were completed within the terms of the note agreement.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the six months ended June 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $14,810 and accrued interest of $7,181, resulting in a principal balance of $75,190. No gain or loss was recorded since the conversions were completed within the terms of the note agreement.

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

On April 2, 2021, total outstanding principal of $892,190 and total accrued interest payable of $395,220 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the debt in full.

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

On April 2, 2021, total outstanding principal of $460,000 and total accrued interest payable of $165,514 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the debt in full.

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

On April 2, 2021, total outstanding principal of $500,000 and total accrued interest payable of $151,255 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the debt in full.

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

On April 2, 2021, total outstanding principal of $490,500 and total accrued interest payable of $101,224 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the debt in full.

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

On January 5, 2021, we received proceeds of $50,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $50,000, with the debt discount fully amortized to interest expense.

On January 28, 2021, we received proceeds of $60,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $60,000, with the debt discount fully amortized to interest expense.

On February 26, 2021, we received proceeds of $90,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $90,000, with the debt discount fully amortized to interest expense.

On April 2, 2021, total outstanding principal of $275,000 and total accrued interest payable of $13,353 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the debt in full.

August 29, 2019 Convertible Promissory Note – $25,000

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matured on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense and the note had a principal balance of $395 as of June 30, 2021, which amount is in default.

July 7, 2020 Convertible Promissory Note – $33,000

Effective July 7, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000. The note matures on July 7, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $19,422 and the debt discount has been fully amortized. During the six months ended June 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

July 8, 2020 Convertible Promissory Note – $40,000

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000 with a maturity date of July 8, 2021 and the Company has no right of prepayment. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $19,836, resulting in a remaining debt discount of $4,296 as of June 30, 2021. The note had a principal balance of $40,000 as of June 30, 2021.

August 18, 2020 Convertible Promissory Note – $33,000

Effective August 18, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of August 18, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $20,795 and the debt discount has been fully amortized. During the six months ended June 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

October 1, 2020 Convertible Promissory Note – $33,000

Effective October 1, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of October 1, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $24,773 and the debt discount has been fully amortized. During the six months ended June 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

November 9, 2020 Convertible Promissory Note – $35,000

Effective November 9, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $35,000 with a maturity date of October 1, 2021. The Company received net proceeds of $31,500 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $30,299 and the debt discount has been fully amortized. During the six months ended June 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $35,000 and accrued interest of $2,100, extinguishing the debt in full.

January 8, 2021 Convertible Promissory Note – $33,500

Effective January 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,500 with a maturity date of January 8, 2022. The Company received net proceeds of $30,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $15,641, resulting in a remaining debt discount of $17,859 as of June 30, 2021. The note had a principal balance of $33,500 as of June 30, 2021.

March 18, 2021 Convertible Promissory Note – $45,500

Effective March 18, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $45,500 with a maturity date of March 18, 2022. The Company received net proceeds of $42,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $45,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $9,848, resulting in a remaining debt discount of $44,325 as of June 30, 2021. The note had a principal balance of $35,652 as of June 30, 2021.

April 5, 2021 Convertible Promissory Note – $43,500

Effective April 5, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,500 with a maturity date of April 5, 2022. The Company received net proceeds of $40,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $43,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $10,249, resulting in a remaining debt discount of $33,251 as of June 30, 2021. The note had a principal balance of $43,500 as of June 30, 2021.

May 10, 2021 Convertible Promissory Note – $43,750

Effective May 10, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 10, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $43,750 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $6,761, resulting in a remaining debt discount of $36,989 as of June 30, 2021. The note had a principal balance of $43,750 as of June 30, 2021.

June 7, 2021 Convertible Promissory Note – $38,500

Effective June 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,500 with a maturity date of June 7, 2022. The Company received net proceeds of $35,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,500 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $2,426, resulting in a remaining debt discount of $36,074 as of June 30, 2021. The note had a principal balance of $38,500 as of June 30, 2021.

Total accrued interest payable on notes payable was $50,993 and $820,584 as of June 30, 2021 and December 31, 2020, respectively.

5. LONG-TERM CONVERTIBLE NOTES PAYABLE

As discussed in Note 3, on January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC.  The Assigned Notes bear interest at an annual rate of 0.39% and mature on January 7, 2026.  The Assigned Notes were discounted to a principal balance of $645,095 using an interest rate of 9.54% and a debt discount of $354,905 was recorded at inception.  Amortization of the discount to interest expense was $27,521 during the six months ended June 30, 2021, resulting in a debt discount of $327,384 as of June 30, 2021,

At any time after December 31, 2021, each month, each holder of the Assigned Notes may convert the principal amount of the Assigned Note into a number of shares of the Company’s common stock not exceeding 5% of the total trade volume of the Company’s common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. Each Assigned Note also imposes an overall limitation on the number of conversions to common stock that the holder may affect such that it prohibits the holder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the Assigned Note is outstanding

6. PPP LOAN PAYABLE

A loan to the Company in the principal amount of $9,501 was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) and was funded in May 2020. In June 30, 2021, the PPP loan was forgiven, with a gain on debt forgiveness of $9,501 recorded in the statement of operations.

7. MEZZANINE

Series B Preferred Stock

On March 2, 2016, the Company filed a Certificate of Designation for its Series B Preferred Stock (the “Series B Certificate”) with the Secretary of State of Nevada designating 30,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share.

The total face value of this entire series is three million dollars ($3,000,000). Each share of Series B Preferred Stock has a stated face value of $100, and effective April 2, 2021, is convertible into shares of fully paid and non-assessable shares of common stock of the Company at a fixed conversion price of $0.0015 per share. During the six months ended June 30, 2021, the holder converted 127 shares of Series B Preferred Stock valued at $12,700 into 8,466,667 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of June 30, 2021 and December 31, 2020, the Company had 14,928 and 15,055 shares of Series B Preferred Stock outstanding, respectively, and recorded as mezzanine at face value of $1,492,800 and $1,505,500, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable. Effective February 26, 2020, William Beifuss, Jr., the Company’s President, converted 1,100 shares of Series B Preferred Stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B Preferred Stock from a lender in a private transaction.

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series B Holder shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to $100 for each such share of the Series B Preferred Stock (as adjusted for any combinations, consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, before any payment is made or any assets distributed to the holders of the Common Stock. After such payment, the remaining assets of the Company will be distributed to the holders of Common Stock.

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

On April 2, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”), pursuant to which the Investor agreed to purchase up to 45,000 shares of the Company’s Series E Preferred Stock (the “Shares”) at a purchase price of $100 per share. In accordance with the SPA, Investor paid for 34,900 Shares by surrendering to the Company for cancellation, $2,617,690 of principal, $826,566 of accrued interest, and $45,740 in fees through April 2, 2021 under various 10% convertible notes held by Investor.  The Series E Preferred Stock was valued by an independent valuation firm at $23,393,601 and the Company recognized a loss on debt extinguishment of $16,490,508 and settled derivative liabilities totaling $3,617,188.  As of June 30, 2021, the Company had 34,900 shares of Series E Preferred Stock outstanding recorded as mezzanine at face value of $3,490,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

The holders of outstanding Series E Preferred Stock are entitled to receive dividends pari passu with the holders of common stock, except upon a liquidation, dissolution and winding up of the Company, in which case the Shares have a preference. Such dividends will be paid equally to all outstanding Shares and common stock, on an as-if-converted basis with respect to the Shares.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Shares shall be entitled to receive, out of the assets of the Company available for distribution to its shareholders upon such liquidation, whether such assets are capital or surplus of any nature, an amount equal to $100 for each such Share (as adjusted for any combinations, consolidations, stock distributions, stock splits or stock dividends with respect to such shares), plus all dividends, if any, declared and unpaid thereon as of the date of such distribution, after the payment of any distributions that may be required with respect to the Company’s Series B Preferred Stock, but before any payment is made or any assets distributed to the holders of common stock. After such payment, the remaining assets of the Company will be distributed to the holders of common stock.

If the assets to be distributed to holders of the Shares are insufficient to permit the receipt by such holders of the full preferential amounts, then all of such assets will be distributed among such holders ratably in accordance with the number of such shares then held by each such holder.

Each Share of Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of common stock of the Company at a fixed conversion price of $0.0015 per share.

In no event will holders of Shares be entitled to convert any Shares, such that upon conversion the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Series E Preferred Stock or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to these limitations), and (2) the number of shares of common stock issuable upon the conversion of Shares, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock. The limitations on conversion may be waived by the Holder upon, at the election of the holder of Shares, not less than 61 days prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the holder of Shares, as may be specified in such notice of waiver).

Except as required by law, holder of Shares are not entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company, provided, however, each holder of outstanding Share will be entitled, on the same basis as holders of common stock, to receive notice of such action or meeting and so long as any Shares remain outstanding, the Company will not, without first obtaining the approval of the holders of at least a majority of the then outstanding Shares voting together as one class alter or change the rights, preferences or privileges of the Shares so as to affect materially and adversely such Shares.

As an inducement for Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized Shares of Series E Preferred Stock at a purchase price of $100 per Share at any time until April 2, 2031.

8. STOCKHOLDERS’ DEFICIT

As of June 30, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of June 30, 2021 and December 31, 2020, the Company had 184,279,404 and 133,337,561 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2021, the Company issued a total of 37,606,169 shares of common stock in consideration for the conversion of $163,261 of principal of convertible notes payable and accrued interest payable of $22,219. In connection with the convertible debt conversions, the Company settled derivative liabilities of $204,091. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

Also during the six months ended June 30, 2021, the Company issued 8,466,667 shares of common stock in consideration for the conversion of 127 shares of Series B Preferred Stock valued at $12,700 and issued 4,869,007 shares of common stock for services valued at $12,700.

During the six months ended June 30, 2020, the Company issued a total of 50,457,848 shares of common stock: 40,677,465 shares for the conversion of $87,081 of principal of convertible notes payable, accrued interest payable of $8,689, and fees of $2,250; 9,777,778 shares for the conversion of 1,100 shares of Series B Preferred Stock recorded at par value; and 2,605 shares for the rounding of shares in the February 2020 reverse stock split recorded at par value of $3. In connection with the convertible debt and Series B Preferred Stock conversions, the Company reduced derivative liabilities by $311,547. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the underlying agreements

9. STOCK OPTIONS

As of June 30, 2021, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 230,177,778 shares of common stock to its officers, directors, and consultants.

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

We recognized stock option compensation expense of $353,891 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $804,649 and $0 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had unrecognized stock option compensation expense totaling $3,811,520.

A summary of the Company’s stock options and warrants as of June 30, 2021, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	210,177,778	$0.018	8.65
Granted	20,000,000	$0.050
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at June 30, 2021	230,177,778	$0.021	4.49	$1,060,000

Exercisable at June 30, 2021	45,247,269	$0.024	4.49	$216,132

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0219 as of June 30, 2021, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the derivative liabilities recorded upon issuance of the January 2021 non-qualified stock options are as follows:

Expected life	2.54 to 4.01 years
Risk free interest rates	0.15% - 0.30%
Expected volatility	326.7% – 362.1%

10. DERIVATIVE LIABILITIES

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

The significant assumptions used in the valuation of the derivative liabilities as of June 30, 2021 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.022
Risk free interest rates	0.22% - 2.84%
Years to maturity	0.15 - 15.0
Expected volatility	146.7%–351.1%

The value of our derivative liabilities was estimated as follows at:

	June 30 2021	December 31, 2020

Convertible notes payable	$1,799,176	$3,368,619
Series B Preferred Stock	-	4,137,413
Stock options	5,006,962	3,776,059

Total	$6,806,138	$11,282,091

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

11. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2020 and 2019. Fees payable to Mr. Beifuss of $60,000 and $80,000 are included in accounts payable – related party as of June 30, 2021 and December 31, 2020, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company recognized operating lease cost of $3,000. For the six months ended June 30, 2021 and 2020, the Company recognized operating lease cost of $6,000.

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

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Note

Effective July 12, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of July 12, 2022. The Company received net proceeds of $40,000 after payment of $3,000 in legal fees and $750 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Convertible Note Conversions

Subsequent to June 30, 2021, a lender converted principal of $33,500 and $2,010 accrued interest payable into 3,737,895 shares of the Company’s common stock, extinguishing in full the January 8, 2021 Convertible Note.

Common Shares Issued for Services

Subsequent to June 30, 2021, the Company issued a total of 1,428,570 shares of common stock to two consultants for services valued at $30,000.

Series B Preferred Stock Conversion

In July 2021, a holder converted 141 shares of the Company’s Series B Preferred Stock valued at $14,100 into 9,400,000 shares of the Company’s common stock.

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

The SCS LLC business acquisition has been accounted for as a purchase and, effective January 7, 2021, the accounts of SCS are consolidated with those of the Company. Consequently, the results of operations for the three months and six months ended June 30, 2021 are not comparable to the results of operations for the three months and six months ended June 30, 2020.

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

Results of Operations

Three Months and Six Months Ended June 30, 2021 Compared to the Three Months and Six Months Ended June 30, 2020

Revenues

As discussed above, the purchase of the operating assets of SCS was effective January 7, 2021, with SCS revenues included in our consolidated statement of operations from that date forward. Revenues were $4,906 for the three months ended June 30, 2021 and $11,244 for the six months ended June 30, 2021. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues. We reported no revenues for the three months and six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses increased to $513,131 in the three months ended June 30, 2021 from $79,292 in the three months ended June 30, 2020 and increased to$1,248,079 in the six months ended June 30, 2021 from $172,586 in the six months ended June 30, 2020. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees related to the APA with SCS, effective January 7, 2021. In addition, we reported compensation expense from the issuance of non-qualified stock options of $353,891 in the three months ended June 30, 2021 and $804,649 in the six months ended June 30, 2021. We had no such compensation expense in the three months and six months ended June 30, 2020.

Depreciation and Amortization Expense

Our property and equipment were fully depreciated as of December 31, 2020. Depreciation and amortization expense of $500 in the three months ended June 30, 2021 and $1,000 in the six months ended June 30, 2021 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition. Depreciation of property and equipment was $270 in the three months ended June 30, 2020 and $324 in the six months ended June 30, 2020.

Other Income (Expense)

Our interest expense increased to $349,043 in the three months ended June 30, 2021 from $155,481 in the three months ended June 30, 2020 and increased to $512,503 in the six months ended June 30, 2021 from $347,645 in the six months ended June 30, 2020. The increase in interest expense in the current fiscal year resulted primarily from higher amortization of debt discount as significant debt with remaining unamortized discount was converted to Series E Preferred Stock with the unamortized discount charged to interest expense. The increase or decrease in our interest expense result primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.

We reported gains on change in derivative liabilities of $13,010,236 in the three months ended June 30, 2021 and $3,694,893 in the six months ended June 30, 2021 compared to losses in change in derivative liabilities of $736,625 in the three months ended June 30, 2020 and $826,588 in the six months ended June 30, 2020. A significant portion of the gains in the current fiscal year is due to the reduction of derivative liabilities associated with our Series B Preferred Stock. We estimate the fair value of the derivatives associated with our convertible notes and stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a loss on extinguishment of debt of $16,490,508 in the three months and six months ended June 30, 2021 resulting from the issuance of Series E Preferred Stock in consideration for the conversion of convertible notes payable, accrued interest payable and fees.  The Series E Preferred Stock was recorded at fair value of $23,393,601 as estimated by an independent valuation firm, resulting in a loss of $16,490,508 after recording the reduction of debt, accrued interest payable and derivative liabilities.  There was no gain or loss on extinguishment of debt recorded in the three months and six months ended June 30, 2020.

In the three months ended June 30, 2021, we received notice from the Internal Revenue Service that our PPP loan of $9,501 had been forgiven. Accordingly, we recorded a gain on forgiveness of PPP loan of $9,501 in the three months and six months ended June 30, 2021. There was no such gain recorded in the three months and six months ended June 30, 2020.

Net Income (Loss)

Primarily as a result of the non-cash loss on extinguishment of debt and the increase in general and administrative expenses and interest expense, we reported net losses of $4,328,539 in the three months ended June 30, 2021 and $14,536,452 in the six months ended June 30, 2021. We reported net losses of $971,668 in the three months ended June 30, 2020 and $1,347,143 in the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $68,332, including cash of $67,188, and total current liabilities of $7,241,062, resulting in a working capital deficit of $7,172,730. Included in our current liabilities as of June 30, 2021 are derivative liabilities totaling $6,806,138, which we do not anticipate will require cash payments to settle.

Our liquidity was substantially improved with the issuance of shares of Series E Preferred Stock on April 2, 2021 where $2,617,690 of principal of convertible notes payable, $826,566 of accrued interest payable, and $45,740 of fees were converted to shares of Series E Preferred Stock.

We have funded our operations primarily from the proceeds of convertible notes payable. During the six months ended June 30, 2021 and 2020, we received net proceeds from convertible notes payable of $387,000 and $60,000, respectively.

Recent Financing

Effective July 12, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of July 12, 2022. The Company received net proceeds of $40,000 after payment of $3,000 in legal fees and $750 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Sources and Uses of Cash

During the six months ended June 30, 2021, we used net cash of $328,417 in operating activities as a result of our net loss of $14,536,452, non-cash gains totaling $3,704,394, increase in accounts receivable of $1,144, decreases in accounts payable of $21,813 and accounts payable – related party of $20,000, partially offset by non-cash expenses totaling $17,826,726 and increases in accrued expenses of $3,726, and accrued interest, notes payable of $124,934.

During the six months ended June 30, 2020, we used net cash of $62,668 in operating activities as a result of our net loss of $1,347,143, partially offset by non-cash expenses totaling $1,043,249, decrease in prepaid expenses of $2,808 and increases in accounts payable of $87,985, accrued expenses of $19,125, and accrued interest, notes payable of $131,308.

During the six months ended June 30, 2021, we used net cash of $10,000 in investing activities, comprised of the payment made in the SCS business acquisition. We had no net cash provided by or used in investing activities in the six months ended June 30, 2020.

Net cash provided by financing activities was $387,000 in the six months ended June 30, 2021, comprised of proceeds from convertible notes payable. Net cash provided by financing activities was $69,501 in the six months ended June 30, 2020, comprised of proceeds from convertible notes payable of $60,000 and proceeds from PPP loan of 9,501.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of June 30, 2021, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However as of June 30, 2021, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021 and December 31, 2020, we believe the amounts reported for cash, accounts receivable, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest - notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at June 30, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
June 30, 2021:
Derivative liabilities	$6,806,138	$-	$-	$6,806,138

Total liabilities measured at fair value	$6,806,138	$-	$-	$6,806,138

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

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

Through its wholly owned subsidiary and effective January 7, 2021 (see Note 3), the Company acts as an intermediary or agent to facilitate a platform through which property owners market real estate, physical assets and billboards to wireless telephone carriers for placement of wireless communications network equipment. Contracts have been signed among the Company, the property owner, and the wireless telephone operator. Monthly payments are received by the Company from the wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues in the accompanying statements of operations.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2021 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of June 30, 2021, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of June 30, 2021, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of June 30, 2021, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of June 30, 2021, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, the Company issued a total of 16,665,842 shares of common stock: 1,604,587 shares in consideration for the conversion of $68,000 principal of convertible notes payable and accrued interest payable of $4,080; 4,869,007 shares for services valued at $143,000 and 8,466,667 shares issued in consideration for the conversion of 127 shares of Series B Preferred Stock valued at $12,700. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $54,391.

During the three months ended June 30, 2021, the Company issued 34,900 shares of Series E Preferred Stock valued at $23,393,601 in consideration for the conversion of $2,617,690 of principal of convertible notes payable, $826,566 of accrued interest payable, and $45,740 of fees.  In connection with the convertible debt conversion, the Company reduced derivative liabilities by $3,413,097 and recorded a loss on debt extinguishment of $16,490,508.

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

10.16	Asset Purchase Agreement, dated January 7, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2021)

10.17	Convertible Promissory Note with Baryalai Azmi, dated January 7, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2021)

10.18	Convertible Promissory Note with Shervin Gerami, dated January 7, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2021)

41

10.19	Convertible Promissory Note, dated January 8, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 8, 2021)

10.20	Convertible Promissory Note, dated March 18, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2021)

10.21	Securities Purchase Agreement, dated April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

10.22*	Convertible Promissory Note, dated April 5, 2021

10.23*	Convertible Promissory Note, dated May 10, 2021

10.24*	Convertible Promissory Note, dated June 7, 2021

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

42

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 16, 2021.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

43