Form 10-Q
period 2021-09-30
Digital Locations, Inc.
filed 2021-11-15
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of registrant’s common stock outstanding, as of November 15, 2021 was 258,523,325.

DIGITAL LOCATIONS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash	$73,702	$18,605
Total current assets	73,702	18,605

Other assets:
Intangible assets, net	8,500	-
Goodwill	2,096,089	-
Total assets	$2,178,291	$18,605

LIABILITIES, MEZZANINE AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$138,109	$168,946
Accounts payable - related party	50,000	80,000
Accrued expenses and other current liabilities	5,363	3,947
Accrued interest, notes payable	56,029	820,584
Derivative liabilities	4,417,198	11,282,091
Convertible notes payable, in default	69,895	29,500
Convertible notes payable - related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $144,228 and $119,419, at September 30, 2021 and December 31, 2020, respectively	69,022	2,501,927
PPP loan payable	-	9,501
Total current liabilities	4,864,216	14,955,096

Long-term liabilities - convertible notes payable, net of discount of $312,365 and $0, at September 30, 2021 and December 31, 2020, respectively	687,635	-
Total liabilities	5,551,851	14,955,096

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,637 and 15,055 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,463,700	1,505,500
Series E, 35,400 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,540,000	-

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 218,760,555 and 133,337,561 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	218,761	133,338
Additional paid-in capital	42,246,779	21,437,708
Accumulated deficit	(50,842,800)	(38,013,037)
Total stockholders’ deficit	(8,377,260)	(16,441,991)

Total liabilities, mezzanine and stockholders’ deficit	$2,178,291	$18,605

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$6,955	$-	$18,199	$-

Operating expenses:
General and administrative	576,089	77,250	1,824,167	249,836
Depreciation and amortization	500	162	1,500	486

Total operating expenses	576,589	77,412	1,825,667	250,322

Loss from operations	(569,634)	(77,412)	(1,807,468)	(250,322)

Other income (expense):
Interest expense	(128,045)	(142,803)	(640,548)	(490,448)
Gain (loss) on change in derivative liabilities	2,404,367	270,671	6,099,260	(555,917)
Loss on extinguishment of debt	-	-	(16,490,508)	-
Gain on forgiveness of PPP loan	-	-	9,501	-

Total other income (expense)	2,276,322	127,868	(11,022,295)	(1,046,365)

Income (loss) before income taxes	1,706,688	50,456	(12,829,763)	(1,296,687)
Provision for income taxes	-	-	-	-

Net income (loss)	$1,706,688	$50,456	$(12,829,763)	$(1,296,687)

Weighted average number of common shares outstanding:
Basic	197,949,634	102,068,248	176,318,818	41,829,022
Diluted	3,587,624,402	5,800,706,942	176,318,818	41,829,022

Net income (loss) per common share:
Basic	$0.01	$0.00	$(0.07)	$(0.03)
Diluted	$0.00	$0.00	$(0.07)	$(0.03)

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2021

(Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	15,055	$1,505,500	-	$-	-	$-	133,337,561	$133,338	$21,437,708	$(38,013,037)	$(16,441,991)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	-	-	48,651,640	48,652	220,570	-	269,222
Issuance of common stock for services	-	-	-	-	-	-	8,904,687	8,904	204,094	-	212,998
Issuance of common stock for conversion of Series B preferred stock	(418)	(41,800)	-	-	-	-	27,866,667	27,867	13,933	-	41,800
Issuance of Series E preferred stock for conversion of notes payable and accrued interest payable	-	-	34,900	$3,490,000	-	-	-	-	16,490,504	-	16,490,504
Issuance of Series E preferred stock for cash	-	-	500	50,000	-	-	-	-	-	-	-
Issuance of consultant stock options	-	-	-	-	-	-	-	-	(998,134)	-	(998,134)
Vesting of consultant stock options	-	-	-	-	-	-	-	-	1,200,490	-	1,200,490
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	3,677,614	-	3,677,614
Net loss	-	-	-	-	-	-	-	-	-	(12,829,763)	(12,829,763)

Balance, September 30, 2021	14,637	$1,463,700	35,400	$3,540,000	-	$-	218,760,555	$218,761	$42,246,779	$(50,842,800)	$(8,377,260)

See notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2020

(Unaudited)

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	16,155	$1,615,500	1,000	$1	1,049,380	$1,049	$24,322,150	$(35,265,842)	$(10,942,642)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	112,501,754	112,502	144,049	-	256,551
Issuance of common stock for conversion of Series B preferred stock	(1,100)	(110,000)	-	-	9,777,778	9,778	100,222	-	110,000
Reverse split rounding of shares	-	-	-	-	2,605	3	(3)	-	-
Redemption of Series D preferred stock	-	-	(1,000)	(1)	-	-	1	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	429,518	-	429,518
Net loss	-	-	-	-	-	-	-	(1,296,687)	(1,296,687)

Balance, September 30, 2020	15,055	$1,505,500	-	$-	51,507,228	$123,332	$24,995,937	$(36,562,529)	$(11,443,260)

See notes to condensed consolidated financial statements.

DIGITAL LOCATIONS, INC. AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,829,763)	$(1,296,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,500	486
Amortization of debt discount to interest expense	505,838	291,872
(Gain) loss on change in derivative liabilities	(6,099,264)	555,917
Stock-based compensation	212,998	-
Stock option compensation	1,200,490	-
Loss on extinguishment of debt	16,490,508	-
Gain on forgiveness of PPP loan	(9,501)	-
Changes in assets and liabilities:
Decrease in prepaid expenses	-	2,808
Increase (decrease) in:
Accounts payable	(30,837)	91,571
Accounts payable - related party	(30,000)	-
Accrued expenses	1,416	18,317
Accrued interest, notes payable	134,712	198,577
Net cash used in operating activities	(451,903)	(137,139)

Cash flows from investing activities:
Cash paid in business acquisition	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	467,000	155,000
Proceeds from the issuance of Series E preferred stock	50,000	-
	-	9,501
Net cash provided by financing activities	517,000	164,501

Net increase in cash	55,097	27,362
Cash, beginning of period	18,605	8,275
Cash, end of period	$73,702	$35,637

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$462,857	$135,766
Common shares issued in conversion of debt	269,222	256,551
Series E preferred shares issued in conversion of debt	3,490,000	-
Derivative liability for consultant stock options	998,134	-
Settlement of derivative liabilities	3,677,614	429,518
Common shares issued in conversion of Series B preferred shares	41,800	1
Reverse split rounding of shares	-	3
Redemption of Series D preferred stock	-	1

See notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2020.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2021, our current liabilities exceeded our current assets by $4,790,514 and we had a total stockholders’ deficit of $8,377,260. In addition, the Company has reported negative cash flows from operations since inception. Current revenues are not sufficient to cover operating expenses. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021 and December 31, 2020, we believe the amounts reported for cash, accounts payable, accounts payable - related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of September 30, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
September 30, 2021:
Derivative liabilities	$4,417,198	$-	$-	$4,417,198

Total liabilities measured at fair value	$4,417,198	$-	$-	$4,417,198

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

During the nine months ended September 30, 2021, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities as of December 31, 2020	$3,368,619	$4,137,413	$3,776,059	$11,282,091
Addition to liabilities for new debt/shares issued	1,913,851	-	998,134	2,911,985
Elimination of liabilities in debt conversions	(3,677,614)	-	-	(3,677,614)
Change in fair value	(363,242)	(4,137,413)	(1,598,609)	(6,099,264)

Derivative liabilities as of September 30, 2021	$1,241,614	$-	$3,175,584	$4,417,198

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three months and nine months ended September 30, 2021, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three months and nine months ended September 30, 2021, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Basic weighted average number of shares	197,949,634	102,068,248	176,318,818	41,829,022
Dilutive effect of:
Series B preferred stock	975,800,000	5,018,333,333	-	-
Series E preferred stock	2,360,000,000	-	-	-
Convertible notes payable	53,874,768	680,305,361	-	-

Diluted weighted average number of shares	3,587,624,402	5,800,706,942	176,318,818	41,829,022

For the nine months ended September 30, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the nine months ended September 30, 2021 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

NOTE 3 - BUSINESS ACQUISITION

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

At any time after December 31, 2021, each month, each holder of the Assigned Notes may convert the principal amount of the Assigned Note into a number of shares of the Company’s common stock not exceeding 5% of the total trade volume of the Company’s common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. Each Assigned Note also imposes an overall limitation on the number of conversions to common stock that the holder may affect such that it prohibits the holder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the Assigned Note is outstanding.

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

During the three months and nine months ended September 30, 2021, consolidated revenues were comprised of revenues from SCS.

Unaudited pro forma summary results of operations for the year ended December 31, 2020 as though the business acquisition had taken place on January 1, 2020 are as follows:

Revenues	$23,221
Net loss	(2,910,858)
Net loss per common share	(0.05)

4. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note - $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of September 30, 2021 and December 31, 2020, matured on March 14, 2015, and is currently in default.

August 29, 2019 Convertible Promissory Note - $25,000 in Default

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matured on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at redemption premiums ranging from 25% to 45%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense and the note had a principal balance of $395 as of September 30, 2021 and December 31, 2020, which amount is in default.

July 8, 2020 Convertible Promissory Note - $40,000 in Default

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000. The note matured on July 8, 2021. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $24,131 and the debt discount was fully amortized. The note had a principal balance of $40,000 as of September 30, 2021 and December 31, 2020, which amount is in default.

Convertible Promissory Notes - Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of September 30, 2021, matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of September 30, 2021 has been extended to December 31, 2021.

March 2016 Convertible Promissory Note - $1,000,000

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

On March 17, 2016, we received proceeds of $33,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the period ended April 2, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $14,451 and accrued interest of $6,999, extinguishing the debt in full. No gain or loss was recorded since the conversions were completed within the terms of the note agreement.

On April 11, 2016, we received proceeds of $90,000 pursuant to the March 2016 $1,000,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. During the period ended April 2, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $14,810 and accrued interest of $7,181, resulting in a principal balance of $75,190. No gain or loss was recorded since the conversions were completed within the terms of the note agreement.

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

June 2017 Convertible Promissory Note - $500,000

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

December 2017 Convertible Promissory Note - $500,000

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

August 2018 Convertible Promissory Note - $500,000

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

October 2019 Convertible Promissory Note - $500,000

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

On January 5, 2021, we received proceeds of $50,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $50,000, with the debt discount fully amortized to interest expense.

On January 28, 2021, we received proceeds of $60,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $60,000, with the debt discount fully amortized to interest expense.

On February 26, 2021, we received proceeds of $90,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $90,000, with the debt discount fully amortized to interest expense.

On April 2, 2021, total outstanding principal of $275,000 and total accrued interest payable of $13,353 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the debt in full.

July 7, 2020 Convertible Promissory Note - $33,000

Effective July 7, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000. The note matures on July 7, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $19,422 and the debt discount has been fully amortized. During the nine months ended September 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

August 18, 2020 Convertible Promissory Note - $33,000

Effective August 18, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of August 18, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $20,795 and the debt discount has been fully amortized. During the nine months ended September 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

October 1, 2020 Convertible Promissory Note - $33,000

Effective October 1, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of October 1, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $24,773 and the debt discount has been fully amortized. During the nine months ended September 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full.

November 9, 2020 Convertible Promissory Note - $35,000

Effective November 9, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $35,000 with a maturity date of October 1, 2021. The Company received net proceeds of $31,500 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $30,299 and the debt discount has been fully amortized. During the nine months ended September 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $35,000 and accrued interest of $2,100, extinguishing the debt in full.

January 8, 2021 Convertible Promissory Note - $33,500

Effective January 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,500 with a maturity date of January 8, 2022. The Company received net proceeds of $30,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $33,500 and the debt discount has been fully amortized. During the nine months ended September 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,500 and accrued interest of $2,010, extinguishing the debt in full.

March 18, 2021 Convertible Promissory Note - $45,500

Effective March 18, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $45,500 with a maturity date of March 18, 2022. The Company received net proceeds of $42,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $45,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $45,500 and the debt discount has been fully amortized. During the nine months ended September 30, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $45,500 and accrued interest of $2,730, extinguishing the debt in full.

April 5, 2021 Convertible Promissory Note - $43,500

Effective April 5, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,500 with a maturity date of April 5, 2022. The Company received net proceeds of $40,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $43,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $21,214, resulting in a remaining debt discount of $22,286 as of September 30, 2021. The note had a principal balance of $43,500 as of September 30, 2021.

May 10, 2021 Convertible Promissory Note - $43,750

Effective May 10, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 10, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $43,750 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $18,958, resulting in a remaining debt discount of $24,792 as of September 30, 2021. The note had a principal balance of $43,750 as of September 30, 2021.

June 7, 2021 Convertible Promissory Note - $38,500

Effective June 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,500 with a maturity date of June 7, 2022. The Company received net proceeds of $35,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,500 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $12,130, resulting in a remaining debt discount of $26,370 as of September 30, 2021. The note had a principal balance of $38,500 as of September 30, 2021.

July 12, 2021 Convertible Promissory Note - $38,500

Effective July 12, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of July 12, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,798 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $9,161, resulting in a remaining debt discount of $32,637 as of September 30, 2021. The note had a principal balance of $43,750 as of September 30, 2021.

August 31, 2021 Convertible Promissory Note - $38,500

Effective August 31, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of August 31, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,559 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2021, amortization of debt discount was recorded to interest expense in the amount of $3,415, resulting in a remaining debt discount of $38,144 as of September 30, 2021. The note had a principal balance of $43,750 as of September 30, 2021.

Total accrued interest payable on notes payable was $56,029 and $820,584 as of September 30, 2021 and December 31, 2020, respectively.

5. LONG-TERM CONVERTIBLE NOTES PAYABLE

As discussed in Note 3, on January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC. The Assigned Notes bear interest at an annual rate of 0.39% and mature on January 7, 2026. The Assigned Notes were discounted to a principal balance of $645,095 using an interest rate of 9.54% and a debt discount of $354,905 was recorded at inception. Amortization of the discount to interest expense was $42,540 during the nine months ended September 30, 2021, resulting in a debt discount of $312,365 as of September 30, 2021.

At any time after December 31, 2021, each month, each holder of the Assigned Notes may convert the principal amount of the Assigned Note into a number of shares of the Company’s common stock not exceeding 5% of the total trade volume of the Company’s common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. Each Assigned Note also imposes an overall limitation on the number of conversions to common stock that the holder may affect such that it prohibits the holder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the Assigned Note is outstanding.

6. PPP LOAN PAYABLE

A loan to the Company in the principal amount of $9,501 was approved under the terms and conditions of the Paycheck Protection Program of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) and was funded in May 2020. In June 2021, the PPP loan was forgiven, with a gain on debt forgiveness of $9,501 recorded in the accompanying statement of operations.

7. MEZZANINE

Series B Preferred Stock

On March 2, 2016, the Company filed a Certificate of Designation for its Series B Preferred Stock (the “Series B Certificate”) with the Secretary of State of Nevada designating 30,000 shares of its authorized preferred stock as Series B Preferred Stock. The shares of Series B Preferred Stock have a par value of $0.001 per share.

The total face value of this entire series is three million dollars ($3,000,000). Each share of Series B Preferred Stock has a stated face value of $100, and effective April 2, 2021, is convertible into shares of fully paid and non-assessable shares of common stock of the Company at a fixed conversion price of $0.0015 per share. During the nine months ended September 30, 2021, the holder converted a total of 418 shares of Series B Preferred Stock valued at $41,800 into 27,866,667 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of September 30, 2021 and December 31, 2020, the Company had 14,637 and 15,055 shares of Series B Preferred Stock outstanding, respectively, and recorded as mezzanine at face value of $1,463,700 and $1,505,500, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

As an inducement for the Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized shares of Series E Preferred Stock at a purchase price of $100 per Share at any time until April 2, 2031. In September 2021, the Investor purchased 500 additional shares of Series E Preferred Stock for cash of $50,000, the stated value of the shares. As of September 30, 2021, the Company had 35,400 shares of Series E Preferred Stock outstanding recorded as mezzanine at face value of $3,540,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

8. STOCKHOLDERS’ DEFICIT

As of September 30, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

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

As of September 30, 2021 and December 31, 2020, the Company had 218,760,555 and 133,337,561 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2021, the Company issued a total of 48,651,640 shares of common stock in consideration for the conversion of $242,261 of principal of convertible notes payable and accrued interest payable of $26,961. In connection with the convertible debt conversions, the Company settled derivative liabilities of $264,517. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

Also, during the nine months ended September 30, 2021, the Company issued a total of 27,866,667 shares of common stock in consideration for the conversion of 418 shares of Series B Preferred Stock valued at $41,800 and issued 8,904,687 shares of common stock for services valued at $212,998.

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

9. STOCK OPTIONS

As of September 30, 2021, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 230,177,778 shares of common stock to its officers, directors, and consultants.

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

We recognized stock option compensation expense of $395,840 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $1,200,489 and $0 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had unrecognized stock option compensation expense totaling $3,415,680.

A summary of the Company’s stock options and warrants as of September 30, 2021, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2020	210,177,778	$0.018	8.65
Granted	20,000,000	$0.050
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of September 30, 2021	230,177,778	$0.021	4.24	$16,000

Exercisable as of September 30, 2021	64,622,264	$0.022	4.24	$8,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0140 as of September 30, 2021, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the derivative liabilities recorded upon issuance of the January 2021 non-qualified stock options are as follows:

Expected life	2.54 to 4.01 years
Risk free interest rates	0.15% - 0.30%
Expected volatility	326.7% - 362.1%

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

The significant assumptions used in the valuation of the derivative liabilities as of September 30, 2021 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.014
Risk free interest rates	0.18% - 2.84%
Years to maturity	0.15 - 15.0
Expected volatility	112.7%-327.7%

The value of our derivative liabilities was estimated as follows as of:

	September 30, 2021	December 31, 2020

Convertible notes payable	$1,241,614	$3,368,619
Series B Preferred Stock	-	4,137,413
Stock options	3,175,584	3,776,059

Total	$6,806,138	$11,282,091

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

11. RELATED PARTY TRANSACTIONS

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our current President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $90,000 for each of the nine months ended September 30, 2021 and 2020. Fees payable to Mr. Beifuss of $50,000 and $80,000 are included in accounts payable - related party as of September 30, 2021 and December 31, 2020, respectively.

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

As discussed in Note 8, in November 2019, the Company issued to Mr. Beifuss 1,000 shares of Series D Preferred Stock for services valued at $15,000 by an independent valuation firm. The shares were automatically redeemed in January 2020, 45 days after the effective date of the related Series D Preferred Stock Certificate.

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

For the three months ended September 30, 2021 and 2020, the Company recognized operating lease cost of $3,000. For the nine months ended September 30, 2021 and 2020, the Company recognized operating lease cost of $9,000.

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

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Note

Effective October 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of October 7, 2022. The Company received net proceeds of $40,000 after payment of $3,000 in legal fees and $750 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Convertible Note Conversions

In October 2021, a lender converted principal of $43,500 and $2,610 accrued interest payable into 7,950,000 shares of the Company’s common stock, extinguishing in full the April 15, 2021 Convertible Note.

In November 2021, a lender converted principal of $43,750 and $2,625 accrued interest payable into 8,431,818 shares of the Company’s common stock, extinguishing in full the May 10, 2021 Convertible Note.

Common Shares Issued for Services

In October 2021, the Company issued 11,000,000 shares of common stock for legal services valued at $123,200, based on the closing market price of the Company’s common stock on the date of the engagement agreement.

In October 2021, the Company issued 714,285 shares of common stock for consulting services valued at $10,000, based on the closing market price of the Company’s common stock on the date of the invoice for services.

Series B Preferred Stock Conversion

In October 2021, a holder converted 175 shares of the Company’s Series B Preferred Stock valued at $17,500 into 11,666,667 shares of the Company’s common stock.

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

The SCS LLC business acquisition has been accounted for as a purchase and, effective January 7, 2021, the accounts of SCS are consolidated with those of the Company. Consequently, the results of operations for the three months and nine months ended September 30, 2021 are not comparable to the results of operations for the three months and nine months ended September 30, 2020.

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

Recent Developments

On July 20, 2021, the Company became a member of the Digital Place-based Advertising Association (DPAA), the leading global trade marketing association connecting out-of-home (OOH) media with the advertising community while moving OOH to digital. We expect our membership in the DPAA to provide many business acceleration benefits, including a wide array of products and an extensive database of research, best practices and case studies; tools for planning, training and forecasting; social media amplification of news; insights on software and hardware solutions; further integration into the advertising ecosystem as part of the video everywhere conversation and marketing campaign.

On June 29, 2021, the Company entered into an agreement with Smartify Media (“Smartify”) to add Smartify’s locations to the Company’s small cell database. Smartify turns any storefront or physical location into a (MXP) Media Experience Platform for property owners which creates recurring revenue and media value from programmatic and local media channels. This strategic agreement between the Company and Smartify will allow Smartify to now offer incremental revenue increases to property owners by facilitating the activation of 5G on their properties.

Results of Operations

Three Months and Nine Months Ended September 30, 2021 Compared to the Three Months and Nine Months Ended September 30, 2020

Revenues

As discussed above, the purchase of the operating assets of SCS was effective January 7, 2021, with SCS revenues included in our consolidated statement of operations from that date forward. Revenues were $6,955 for the three months ended September 30, 2021 and $18,199 for the nine months ended September 30, 2021. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues. We reported no revenues for the three months and nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses increased to $576,089 in the three months ended September 30, 2021 from $77,250 in the three months ended September 30, 2020 and increased to$1,824,167 in the nine months ended September 30, 2021 from $249,836 in the nine months ended September 30, 2020. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees related to the APA with SCS, effective January 7, 2021. In addition, we reported compensation expense from the issuance of non-qualified stock options of $395,840 in the three months ended September 30, 2021 and $1,200,489 in the nine months ended September 30, 2021. We had no such compensation expense in the three months and nine months ended September 30, 2020.

Depreciation and Amortization Expense

Our property and equipment were fully depreciated as of December 31, 2020. Depreciation and amortization expense of $500 in the three months ended September 30, 2021 and $1,500 in the nine months ended September 30, 2021 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition. Depreciation of property and equipment was $162 in the three months ended September 30, 2020 and $480 in the nine months ended September 30, 2020.

Other Income (Expense)

Our interest expense decreased to $128,045 in the three months ended September 30, 2021 from $142,803 in the three months ended September 31, 2020. The decrease in interest expense in the current year quarter resulted primarily from the conversion of convertible debt to Series E Preferred Stock in April 2021. Our interest expense increased to $640,548 in the nine months ended September 30, 2021 from $490,448 in the nine months ended September 30, 2020 resulting primarily from higher amortization of debt discount as significant debt with remaining unamortized discount was converted to Series E Preferred Stock in April 2021with the unamortized discount charged to interest expense. The increase or decrease in our interest expense result primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.

We reported gains on change in derivative liabilities of $2,404,367 in the three months ended September 30, 2021, $270,671 in the three months ended September 30, 2020 and $6,099,260 in the nine months ended September 30, 2021. We reported a loss in change in derivative liabilities of $555,917 in the nine months ended September 30, 2020. A significant portion of the gains in the current fiscal year is due to the reduction of derivative liabilities associated with our Series B Preferred Stock. We estimate the fair value of the derivatives associated with our convertible notes and stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a loss on extinguishment of debt of $16,490,508 in the nine months ended September 30, 2021 resulting from the issuance of Series E Preferred Stock in consideration for the conversion of convertible notes payable, accrued interest payable and fees. The Series E Preferred Stock was recorded at fair value of $23,393,601 as estimated by an independent valuation firm, resulting in a loss of $16,490,508 after recording the reduction of debt, accrued interest payable and derivative liabilities. There was no gain or loss on extinguishment of debt recorded in the three months ended September 30, 2021 and 2020 or in the nine months ended September 30, 2020.

In the nine months ended September 30, 2021, we received notice from the Internal Revenue Service that our PPP loan of $9,501 had been forgiven. Accordingly, we recorded a gain on forgiveness of PPP loan of $9,501 in the nine months ended September 30, 2021. There was no such gain recorded in the three months ended September 30, 2021 and 2020 or in the nine months ended September 30, 2020.

Net Income (Loss)

As a result of the above, and primarily as a result of gains on change in derivative liabilities, we reported net income of $1,706,688 in the three months ended September 30, 2021 and 2020. We reported net losses of $12,829,763 and $1,296,687 in the nine months ended September 30, 2021 and 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $73,702, comprised of cash, and total current liabilities of $4,864,216, resulting in a working capital deficit of $4,790,514. Included in our current liabilities as of September 30, 2021 are derivative liabilities totaling $4,417,198, which we do not anticipate will require cash payments to settle.

Our liquidity was substantially improved with the issuance of shares of Series E Preferred Stock on April 2, 2021, where $2,617,690 of principal of convertible notes payable, $826,566 of accrued interest payable, and $45,740 of fees were converted to shares of Series E Preferred Stock.

We have funded our operations primarily from the proceeds of convertible notes payable. During the nine months ended September 30, 2021 and 2020, we received net proceeds from convertible notes payable of $467,000 and $155,000, respectively. Also, during the nine months ended September 30, 2021, we received $50,000 from the issuance of Series E Preferred Stock.

Recent Financing

Effective October 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of October 7, 2022. The Company received net proceeds of $40,000 after payment of $3,000 in legal fees and $750 in due diligence fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 consecutive trading days immediately prior to conversion. The Company may prepay the note at any time beginning on the date of the issuance of the note until 180 days after the date of issuance of the note at a prepayment premium of 150%, after which the Company has no right of prepayment.

Sources and Uses of Cash

During the nine months ended September 30, 2021, we used net cash of $451,903 in operating activities as a result of our net loss of $12,829,763, non-cash gains totaling $6,108,765 and decreases in accounts payable of $30,837 and accounts payable - related party of $30,000, partially offset by non-cash expenses totaling $18,411,334, and increases in accrued expenses of $1,416 and accrued interest, notes payable of $134,712.

During the nine months ended September 30, 2020, we used net cash of $137,139 in operating activities as a result of our net loss of $1,296,687, partially offset by non-cash expenses totaling $848,275, decrease in prepaid expenses of $2,808 and increases in accounts payable of $91,571, accrued expenses of $18,317, and accrued interest, notes payable of $198,577.

During the nine months ended September 30, 2021, we used net cash of $10,000 in investing activities, comprised of the payment made in the SCS business acquisition. We had no net cash provided by or used in investing activities in the nine months ended September 30, 2020.

Net cash provided by financing activities was $517,000 in the nine months ended September 30, 2021, comprised of proceeds from convertible notes payable of $467,000 and proceeds from the issuance of Series E Preferred Stock. Net cash provided by financing activities was $164,501 in the nine months ended September 30, 2020, comprised of proceeds from convertible notes payable of $155,000 and proceeds from PPP loan of 9,501.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of September 30, 2021, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However as of September 30, 2021, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021 and December 31, 2020, we believe the amounts reported for cash, accounts payable, accounts payable - related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of September 30, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
September 30, 2021:
Derivative liabilities	$4,417,198	$-	$-	$4,417,198

Total liabilities measured at fair value	$4,417,198	$-	$-	$4,417,198

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the nine months ended September 30, 2021 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2021, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, or person performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company issued a total of 34,481,151 shares of common stock: 11,045,471 shares in consideration for the conversion of $79,000 principal of convertible notes payable and accrued interest payable of $4,740; 4,035,680 shares for services valued at $70,000 and 19,400,000 shares issued in consideration for the conversion of 291 shares of Series B Preferred Stock valued at $29,100. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $60,426.

During the three months ended September 30, 2021, the Company issued 500 shares of Series E Preferred Stock in consideration for cash of $50,000.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.25*	Convertible Promissory Note, dated July 12, 2021.

10.26*	Convertible Promissory Note, dated August 31, 2021

10.27*	Convertible Promissory Note, dated October 7, 2021

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

______

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 15, 2021.

DIGITAL LOCATIONS, INC.

By:	/s/ William E. Beifuss, Jr.
Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial/Accounting Officer)

