Form 10-K
period 2021-12-31
Digital Locations, Inc.
filed 2022-03-28
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-54817

DIGITAL LOCATIONS, INC.
(Name of registrant in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 State Street, Suite 350, Santa Barbara, California 93105(Address of principal executive offices) (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC Markets, LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2021 was $4,467,239.

The number of shares of registrant’s common stock outstanding, as of March 28, 2022 was 328,057,806.

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

To rapidly enter the market, Digital Locations plans to acquire or partner with companies that have a portfolio of real estate that could be activated to meet the demands of 5G networks. Our goal is to become a “landlord” of tomorrow’s wireless communications assets. In furtherance of our objective, on or about January 7, 2021, we closed on the acquisition of substantially all of the assets of SmallCellSite.com, LLC, a source of more than 80,000 cell sites offered by property owners for use by wireless network operators. See “BUSINESS-Asset Purchase Agreement.”

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

To realize this vision, many new 5G broadcast locations are needed because high frequency 5G signals cannot travel farther than 100 meters. It is estimated that more than one million new 5G cell towers or small cells must be added in the United States alone. International Data Corporation (“IDC”) expects over two million—by 2021. By comparison, the existing 2G/3G/4G network, built over many years, has just over 300,000 cell towers. Recent frequency auction activity and new innovation means that we have more potential clients for our locations.

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

Competition

Many small cell antenna and tower operators conduct business in the United States, nevertheless, the market is dominated by four large cell tower companies which account for roughly $175 billion in market value: American Tower (“AMT”), Crown Castle (“CCI”), SBA Communications (“SBAC”), and Vertical Bridge. While cell towers only constitute a tiny portion of total real estate asset value in the United States, cell towers constitute disproportionately high importance in the market capitalization-weighted investible real estate indexes with AMT and CCI as the two single largest companies.

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

At any time after December 31, 2021, each month, each holder of the Assigned Notes may convert the principal amount of the Assigned Note into a number of shares of our common stock not exceeding five percent (5%) of the total trade volume of our common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. The Note also imposes an overall limitation on the amount of conversions to common stock that the Noteholder may effect such that it prohibits the Noteholder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the Note is outstanding.

The asset purchase and sale of assets closed on January 7, 2021.

Intellectual Property

As a result of the APA, we acquired proprietary web-based software which provides a system and method for identifying wireless communication assets. A provisional patent application for this technology was filed on May 31, 2017 and we were notified on or about January 11, 2021, by the United States Patent and Trademark Office that the patent will be granted.

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

Human Capital Resources

As of the date of this report, we have two full-time employees. We have arrangements with various independent contractors and consultants to meet the current needs of the Company, including management, accounting, investor relations, and other administrative functions.

Available Information

Our common stock is quoted on the “Pink Sheets” published by OTC Markets Group, Inc. under the symbol “DLOC.” We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

Our principal business address is 3700 State Street, Suite 350, Santa Barbara, California 93105. We maintain our corporate website at https://digitallocations.com/ (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). We make available free of charge on https://digitallocations.com/investors/ our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of development and have limited operating history on which you can base an investment decision.

We were formed in August 2006, but recently changed our business focus. We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2021 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing. Our ability to obtain additional financing and generate revenue will depend on whether we can successfully develop and acquire a large portfolio of cell tower sites to make the transition from a development stage company to an operating company. We expect to continue to incur losses. In making your evaluation of our business, you should consider that we are a start-up business focused on developing and acquiring a portfolio of cell tower sites and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant portfolio of cell tower sites, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

For the period from our inception, August 25, 2006, through December 31, 2021, we incurred an aggregate net loss, and had an accumulated deficit, of $51,133,564. For the years ended December 31, 2021 and 2020, we incurred operating losses of $4,699,941 and $461,421, respectively. We reported net losses of $13,120,527 and $2,747,195 for the years ended December 31, 2021 and 2020, respectively. Our operating losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our new business plan, if feasible. We believe we will require significant funding to make this transition, if full-scale development is commercially justified. If we do make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls, and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems, and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

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

As a result of the APA, we acquired proprietary web-based software which provides a system and method for identifying wireless communication assets. A provisional patent application for this technology was filed on May 31, 2017 and we were notified on or about January 11, 2021 by the United States Patent and Trademark Office that the patent will be granted. We cannot assure that this patent or any other patent that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected.

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

The future impact of the Covid-19 pandemic on companies continues to evolve and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of December 31, 2021, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of December 31, 2021, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of preferred stock, of which 1,000 shares have been designated as Series A Preferred Stock, 30,000 shares have been designated as Series B Preferred Stock, 36,000 shares have been designated as Series C Preferred Stock, 1,000 shares have been designated as Series D Preferred Stock, and 45,000 shares have been designated as Series E Preferred Stock. As of the date of this report, there are no shares of Series A Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock issued and outstanding. As of March 21, 2022, 14,241 shares of Series B Preferred Stock were issued and outstanding and 35,400 shares of Series E Preferred Stock were issued and outstanding. We can issue additional shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 328,057,806 shares of our common stock outstanding as of March 21, 2022, approximately 318,280,028 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 2. PROPERTIES.

On September 5, 2017, we entered into a sublease for our principal office space with base rent of $1,000 per month on a month-to-month basis.

Effective February 1, 2022, the Company entered into a lease agreement for a sub-office in Watchung, New Jersey with a term of 12 months and monthly lease payments of $500.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the “Pink Sheets” published by OTC Markets Group, Inc. under the symbol “DLOC.”

As of March 21, 2022, there were 78 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of March 21, 2022, our common stock was held by 78 stockholders of record, and we had 328,057,806 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, New Jersey 07601.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance from inception (April 24, 2006) through December 31, 2021:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	734,177,778	$0.012	0

Total	734,177,778	$0.012	0

_________

 (1)Consists of options to purchase a total of 734,177,778 shares of common stock.

Recent Sales of Unregistered Securities

On December 1, 2021, we issued non-qualified stock options to Rich Berliner, our Chief Executive Officer, to purchase 504,000,000 shares of our common stock. These options are exercisable on a cash or cashless basis for a period of ten years from the date of issuance at an exercise price of $0.0074 per share, with 84,000,000 options vesting at the end of six months and 14,000,000 options vesting each month thereafter through month 36.

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

13

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

The SCS LLC business acquisition has been accounted for as a purchase and, effective January 7, 2021, the accounts of SCS are consolidated with those of the Company. Consequently, the results of operations for the year ended December 31, 2021 are not comparable to the results of operations for the year ended December 31, 2020.

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

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenues

As discussed above, the purchase of the operating assets of SCS LLC was effective January 7, 2021, with SCS revenues included in our consolidated statement of operations from that date forward. Revenues were $24,029 for the year ended December 31, 2021. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues. We reported no revenues for the year ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses increased to $2,625,881 in the year ended December 31, 2021 from $460,826 in the year ended December 31, 2020. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees paid related to the APA with SCS LLC, effective January 7, 2021, and consulting fees paid related to the identification of new business opportunities for the Company. In addition, we reported non-cash compensation expense from the issuance of non-qualified stock options of $1,699,964 in the year ended December 31, 2021 compared to $108,514 in the year ended December 31, 2020. We also reported non-cash stock-based compensation for common stock issued to consultants for services valued at $416,200 in the year ended December 31, 2021. We had no such stock-based compensation to consultants in year ended December 31, 2020.

Depreciation and Amortization Expense

Our property and equipment were fully depreciated as of December 31, 2020. Depreciation and amortization expense of $2,000 in the year ended December 31, 2021 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition. Depreciation of property and equipment was $595 in the year ended December 30, 2020.

Impairment of Assets

The excess of the total purchase price paid over the value assigned to the identifiable tangible assets acquired in the APA of $2,096,089 was recorded as goodwill. The goodwill was not amortized but evaluated periodically for impairment. As of December 31, 2021, management determined that it was more likely than not that the recorded value of goodwill would not be recovered. Consequently, a non-cash impairment of assets expense of $2,096,089 was recorded for the year ended December 31, 2021. There was no impairment of assets expense for the year ended December 31, 2020.

Other Income (Expense)

Total other expense was $8,420,586 and $2,285,774 for the years ended December 31, 2021 and 2020, respectively.

Our interest expense increased to $919,095 for the year ended December 31, 2021 from $626,685 for the year ended December 31, 2020, resulting primarily from higher amortization of debt discount as significant debt with remaining unamortized discount was converted to Series E Preferred Stock in April 2021 with the unamortized discount charged to interest expense. The increase or decrease in our interest expense result primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.

We reported a gain on change in derivative liabilities of $8,979,516 in the year ended December 31, 2021 and a loss on change in derivative liabilities of $1,659,089 in the year ended December 31, 2020. A significant portion of the gain in the current fiscal year is due to the reduction of derivative liabilities associated with our Series B Preferred Stock. We estimate the fair value of the derivatives associated with our convertible notes and stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We reported a loss on extinguishment of debt of $16,490,508 in the year ended December 31, 2021 resulting from the issuance of Series E Preferred Stock in consideration for the conversion of convertible notes payable, accrued interest payable and fees. The Series E Preferred Stock was recorded at fair value of $23,393,601 as estimated by an independent valuation firm, resulting in a loss of $16,490,508 after recording the reduction of debt, accrued interest payable and derivative liabilities. There was no gain or loss on extinguishment of debt recorded in the year ended December 31, 2020.

In the year ended December 31, 2021, we received notice from the Internal Revenue Service that our PPP loan of $9,501 had been forgiven. Accordingly, we recorded a gain on forgiveness of PPP loan of $9,501 in the year ended December 31, 2021. There was no such gain recorded in the year ended December 31, 2020.

Net Income (Loss)

As a result of the activity discussed above, we reported net losses of $13,120,527 and $2,747,195 in the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $68,366, comprised of cash, and total current liabilities of $6,335,768, resulting in a working capital deficit of $6,267,402. Included in our current liabilities as of December 31, 2021 are derivative liabilities totaling $5,925,214, which we do not anticipate will require cash payments to settle.

Our liquidity was substantially improved with the issuance of shares of Series E Preferred Stock on April 2, 2021, where $2,617,690 of principal of convertible notes payable, $826,566 of accrued interest payable, and $45,740 of fees were converted to shares of Series E Preferred Stock. The Series E Preferred Stock is recorded as Mezzanine in our consolidated balance sheets.

We have funded our operations primarily from the proceeds of convertible notes payable. During the years ended December 31, 2021 and 2020, we received net proceeds from convertible notes payable of $587,000 and $216,500, respectively. Also, during the year ended December 31, 2021, we received $50,000 from the issuance of Series E Preferred Stock.

Recent Financings

Effective January 6, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of January 6, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Effective March 1, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of March 1, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Sources and Uses of Cash

During the year ended December 31, 2021, we used net cash of $577,239 in operating activities as a result of our net loss of $13,120,527, non-cash gains totaling $8,989,017 and decreases in accounts payable of $41,879 and accounts payable – related party of $50,000, partially offset by non-cash expenses totaling $21,479,671, and increases in accrued expenses and other current liabilities of $328 and accrued interest - notes payable of $144,185.

During the year ended December 31, 2020, we used net cash of $215,671 in operating activities as a result of our net loss of $2,747,195 partially offset by total non-cash expenses of $2,128,063, decrease in prepaid expenses of $2,808 and increases in accounts payable of $122,468, accrued expenses and other current assets of $11,365, and accrued interest – notes payable of $266,820.

During the year ended December 31, 2021, we used net cash of $10,000 in investing activities, comprised of the payment made in the SCS business acquisition. We had no net cash provided by or used in investing activities in the year ended December 31, 2020.

Net cash provided by financing activities was $637,000 in the year ended December 31, 2021, comprised of proceeds from convertible notes payable of $587,000 and proceeds from the issuance of Series E Preferred Stock of $50,000. Net cash provided by financing activities was $226,001 in the year ended December 31, 2020, comprised of proceeds from convertible notes payable of $216,500 and proceeds from PPP loan of $9,501.

Historically, proceeds received from the issuance of debt have been sufficient to fund our current operating expenses. We estimate that we will need to raise substantial capital or financing over the next twelve months in order to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Therefore, our future operations are dependent on our ability to secure additional financing. Our recent funding opportunities have been limited due to downturns in U.S. equity and debt markets resulting from the world-wide Covid-19 pandemic. Future financing transactions, if available, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and continued downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of December 31, 2021, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However as of December 31, 2021, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Goodwill

The excess of the total purchase price paid over the value assigned to the identifiable intangible assets acquired in the APA has been recorded as goodwill. The goodwill is not amortized but evaluated periodically for impairment. Management of the Company determined that, as of December 31, 2021, it was more likely than not that the recorded amount of goodwill of $2,096,089 would not be recovered; therefore, an impairment of assets expense for this amount was recorded in the statement of operations for the year ended December 31, 2021.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021 and 2020, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2021 and 2020:

	Total	Level 1	Level 2	Level 3
December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2020, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of December 31, 2021, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2021, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Controls

During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Rich Berliner	68	Chief Executive Officer, Director
William E. Beifuss, Jr.	76	President, Acting Chief Financial Officer, Secretary, Chairman of the Board of Directors
Byron Elton	68	Director

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

On December 1, 2021, William E. Beifuss resigned from his position as Chief Executive Officer of the Company. Mr. Beifuss will continue to serve as the Company’s President, Acting Chief Financial Officer and Secretary.

On December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company.

On December 1, 2021, Byron Elton resigned as the Chairman of the Board of Directors of the Company. Following his resignation, Mr. Elton will continue to serve as a member of the Board of Directors.

On December 1, 2021, the Board of Directors elected Mr. Beifuss as Chairman of the Board of Directors. Also on December 1, 2021, Mr. Berliner was appointed as a member of the Board of Directors.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Rich Berliner —Chief Executive Officer and Director. Mr. Berliner was appointed Chief Executive Officer and a member of the Company’s Board of Directors on December 1, 2021. Mr. Berliner has been Chairman and Chief Executive Officer of Fifth Gen Media, Inc., a marketing and publishing company, owned by Mr. Berliner, since 2016. Mr. Berliner’s previously served as Chief Executive Officer of a wireless construction company, Redwing Electric from 2012 through 2015, which was later sold to an investor group. Mr. Berliner did a one-year consulting project for the Swedish equipment manufacturer Ericsson in 2011. Mr. Berliner was the Founder, Chairman and CEO of Berliner Communications or BCI (BCI) which he founded in 1995, which subsequently merged with another firm in 2010. Mr. Berliner handled the firm’s quarterly earnings calls and the annual meetings in his role as Chairman. Mr. Berliner currently serves on the Board of Directors of AIADvertising, Inc. (OTC: AIAD). Mr. Berliner graduated from Rutgers with a BA in Business in 1975. He is a Fellow in the Radio Club of America and was elected in 2004. Mr. Berliner’s extensive history of management of companies in the communications, marketing and publishing businesses and his senior level experience with public reporting companies qualify him to serve on the Board of Directors.

William E. Beifuss, Jr. — Chairman of the Board of Directors, President, Acting Chief Financial Officer, and Secretary. Effective December 1, 2021, the Board of Directors elected Mr. Beifuss as Chairman of the Board of Directors. Mr. Beifuss served as Chief Executive Officer of the Company from September 30, 2019 to December 1 2021. Mr. Beifuss previously served as the interim Chief Executive Officer of the Company from May 1, 2017 to July 1, 2017 and as the Chief Executive Officer of the Company from May 10, 2013 to March 7, 2016. Mr. Beifuss has been the President, acting Chief Financial Officer, Secretary, and a director of the Company since May 10, 2013. Mr. Beifuss is a business executive and has served since February 2006 as the Chief Executive Officer of Cumorah Capital, Inc., a private investment company. Mr. Beifuss served as Chairman of the Board of Warp 9, Inc. from December 2008 to January 2013. From June 2010 to April 2012, Mr. Beifuss was the President of Warp 9, Inc. He served as the interim Chief Financial Officer of Warp 9, Inc. from June 2011 to April 2012. From April 1992 to January 2006, Mr. Beifuss was Chief Executive Officer of Coeur D'Alene French Baking Company. He served as a unit committee chairman of Boy Scouts of America. Mr. Beifuss’ extensive history of management of the Company and his varied senior level management experience with other companies qualify him to serve on the Board of Directors.

Byron Elton —Director. Mr. Elton has been a director of the Company since March 16, 2009 and the Chairman of the Board of Directors from March 16, 2009 to December 1, 2021. He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations. From January 2014 to the present, he has served on the Board of Directors of OriginClear, Inc. From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles. From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm. He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton’s extensive senior level management experience, specifically in new business development and partnership strategies, qualified him to serve on the Board of Directors.

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

25

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

Audit Committee. Our Board of Directors has appointed an audit committee. During our fiscal year ended December 31, 2021, our audit committee was comprised of Byron Elton, who also serves as our audit committee financial expert. Mr. Elton does not qualify as independent as defined in Rule 4200 of the listing standards of The Nasdaq Capital Market. Our audit committee is authorized to:

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

The audit committee held four meetings during fiscal year ended December 31, 2021.

Compensation Committee. We currently do not have a compensation committee, so all decisions with respect to management compensation are made by the whole Board. Our Board:

•	determines compensation of our directors, executive officers and key employees;

•	establishes appropriate incentive compensation and equity-based plans and to administer such plans;

•	evaluates the performance of our management; and

•	performs such other duties and responsibilities pertaining to compensation.

Nominating Committee. Our nominating committee is comprised of Byron Elton. Our nominating committee is authorized to:

•	assist the Board of Directors by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of shareholders;

•	lead the Board of Directors in its annual review of its performance;

•	recommend to the Board director nominees for each committee of the Board of Directors; and

•	develop and recommend to the Board of Directors corporate governance guidelines applicable to us.

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

The Elements of Digital Location’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2021, all executive officer base salary decisions were approved by the Board of Directors.

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

Equity Incentive Awards

In November 2011, our Board adopted a stock option plan (the “2011 Plan”) under which 2,000,000 shares of common stock have been reserved for issuance. No stock option awards have yet been made to any of our Named Executives or other officers or employees of Digital Locations under the 2011 Plan. Our Board granted a total of 6,223 stock options, on a post Stock-Split basis, to officers and directors outside of our 2011 Plan. The 6,223 stock options expired unexercised on September 30, 2020.

On October 19, 2020, our Board granted non-qualified stock options outside of the 2011 Plan to purchase 5,000,000 shares of our common stock to a consultant. These non-qualified stock options vest 1/24th per month over 24 months and are exercisable on a cash or cashless basis at $0.0108 per share for a period of five years from the date of issuance.

On December 22, 2020, our Board granted non-qualified stock options outside of the 2011 Plan to purchase 25,000,000 shares of our common stock to our current President, 5,000,000 shares of our common stock to the former Chairman of our Board of Directors, and a total of 175,000,000 shares of our common stock to two consultants. These non-qualified stock options vest 1/36th per month over 36 months and are exercisable on a cash or cashless basis at $0.017 per share for a period of five years from the date of issuance.

On January 28, 2021, our Board granted non-qualified stock options outside of the 2011 Plan to purchase a total of 20,000,000 shares of our common stock to an employee and a consultant. These non-qualified stock options vest 1/36th per month over 36 months and are exercisable on a cash or cashless basis at $0.05 per share for a period of five years from the date of issuance.

On December 1, 2021, our Board granted non-qualified stock options outside of the 2011 Plan to purchase a total of 504,000,000 shares of our common stock to our Chief Executive Officer. These options vest 84,000,000 shares in month 6 and 14,000,000 shares per month in each of the 30 months thereafter, and are exercisable on a cash or cashless basis at $0.0074 per share for a period of ten years from the date of issuance.

These equity incentive awards, we believe, motivate our officers, consultants and employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The Board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the number of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business, we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We have employment agreements with our Named Executive Officers as more fully described below. None of our Named Executive Officers are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the annual compensation paid or accrued by us for the years ended December 31, 2021 and 2020 for services rendered in all capacities by our Chief Executive Officer, our President, and our two most highly compensated consultants whose total compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Rich Berliner, Chief Executive Officer (2)	2021 2020	- -	- -	- -	3,727,046 53,845	- -	- -	20,000 -	3,747,046 53,845
William E. Beifuss, Jr. - President, Acting Chief Financial Officer and Secretary (3)	2021 2020	- -	- -	- -	- 477,891	- -	- -	120,000 120,000	120,000 567,891
Andrew Van Noy – Consultant (4)	2021 2020	- -	- -	- -	- 2,687,344	- -	- -	343,000 25,000	60,000 2,707,344
Gerard Hug – Consultant (5)	2021 2020	- -	- -	- -	- 477,891	- -	- -	60,000 -	60,000 477,891

30

 ____________________________

(1)	Other compensation consists of consulting fees. As of December 31, 2021, unpaid consulting fees payable were $20,000 to Mr. Beifuss and $10,000 to Mr. Berliner.
(2)	Effective December 1, 2021, Mr. Berliner was appointed to serve as Chief Executive Officer of the Company. Previously, Mr. Berliner served as a consultant to the Company.
(3)

On December 1, 2021, William E. Beifuss resigned from his position as Chief Executive Officer of the Company, a position her held since September 30, 2019. Mr. Beifuss will continue to serve as the Company’s President, Acting Chief Financial Officer and Secretary, positions he has held since May 10, 2013.

(4)

Consulting fees to Andrew Van Noy, dba Real Transition Capital, were comprised of $110,000 and $25,000 paid in cash in the years ended December 31, 2021 and 2020, respectively, and $233,000 paid in shares of the Company’s common stock in the year ended December 31, 2021. Payments were made pursuant to an Independent Contractor/Advisory Agreement effective July 6, 2020.

(5)

Consulting fees to Gerard Hug were comprised of $60,000 paid in shares of the Company’s common stock in the year ended December 31, 2021. Payments were made pursuant to an Independent Contractor/Advisory Agreement effective July 6, 2020.

(6)	Option rewards are comprised of the fair value of non-qualified stock options as of the grant date in accordance with FASB ASC Topic 718.

Independent Contractor Agreements

We have an Independent Contractor Agreement dated December 1, 2021 with Rich Berliner, our Chief Executive Officer, for the payment of monthly compensation of $20,000 starting in December 2021. The agreement also included the grant of 504,000,000 shares of the Company’s common stock as described in an Option Agreement dated December 1, 2021. The agreement has an initial term of 6 months beginning in December 2021 and automatically renewed for a further 6-month period, which will roll over every 6 months thereafter unless terminated by either party in accordance with the terms of the agreement.

We have a consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 beginning in June 2013. The agreement was amended, effective November 1, 2016, to increase the monthly compensation to $10,000. The agreement may be cancelled by either party with 30 days’ notice.

We have an Independent Contractor/Advisory Agreement effective July 6, 2020 with Andrew Van Noy, dba Real Transition Capital, LLC, for the payment starting in July 2020 of monthly compensation starting at $5,000 per month for part time work and up to $20,000 per month for full-time consulting. The agreement also includes the payment of performance bonuses and the grant of stock options as determined by the Company. The consultant may elect to be paid in cash or in common stock of the Company. The agreement continues month-to-month or until terminated by either party.

We have an Independent Contractor/Advisory Agreement effective June 29, 2021 with Gerard Hug for the payment of monthly compensation of $10,000 per month which the consultant may elect to be paid in cash or in common stock of the Company. The agreement continues month-to-month or until terminated by either party.

Grants of Equity Awards – Fiscal Year 2021

The following table sets forth information with respect to grants of equity to our Named Executive Officers during the year ended December 31, 2021.

Grants of Equity Awards
Name	Grant Date	Number of Securities Underlying Options	Option Exercise Price	Option Expiration Date

Rich Berliner, Chief Executive Officer (1)	12/01/2021	504,000,000	$0.0074	12/01/2031

___________________________

(1)

On December 1, 2021, Mr. Beifuss was granted non-qualified stock options to purchase 504,000,000 shares of our common stock at an exercise price of $0.0074 per share exercisable on a cash or cashless basis until December 1, 2031 in consideration for his services to us. These options vest 84,000,000 shares in month 6 and 14,000,000 shares per month in each of the 30 months thereafter for as long as Mr. Berliner is an employee or consultant of the Company.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	| Expiration Date

Rich Berliner, Chief Executive Officer (1)	3,125,000	1,875,000	-	$.0108	10/19/25

Rich Berliner, Chief Executive Officer (2)	-	504,000,000	-	$.0074	12/01/31

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary (3)	9,027,778	15,972,222	-	$0.017	12/22/2025

Andrew Van Noy – Consultant (4)	54,166,667	95,833,333	-	$0.017	12/22/2025

Gerard Hug – Consultant (5)	9,027,778	15,972,222	-	$0.017	12/22/2025

________________________________

(1)

On October 19, 2020, Mr. Berliner was granted non-qualified stock options to purchase 5,000,000 shares of our common stock at an exercise price of $0.0108 per share exercisable on a cash or cashless basis until October 19, 2025 in consideration for his services to us. These options vest 1/24th per month, commencing on October 19, 2020, on a monthly basis for as long as Mr. Berliner is an employee or consultant of the Company.

(2)

On December 1, 2021, Mr. Berliner was granted non-qualified stock options to purchase 504,000,000 shares of our common stock at an exercise price of $0.0074 per share exercisable on a cash or cashless basis until December 1, 2031 in consideration for his services to us. These options vest 84,000,000 shares in month 6 and 14,000,000 shares per month in each of the 30 months thereafter for as long as Mr. Berliner is an employee or consultant of the Company.

(3)

On December 22, 2020, Mr. Beifuss was granted non-qualified stock options to purchase 25,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of the Company.

(4)

On December 22, 2020, Andrew Van Noy was granted non-qualified stock options to purchase 150,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Van Noy is an employee or consultant of the Company.

(5)

On December 22, 2020, Mr. Hug was granted non-qualified stock options to purchase 25,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Hug is an employee or consultant of the Company.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2021.

Director Compensation

Non-employee directors may receive compensation for their services, including the grant of stock options, and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

During the fiscal year ended December 31, 2021, we paid no compensation to our non-employee director, Byron Elton.

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

33

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2022, the number of and percent of our common stock beneficially owned by:

•	each of our directors;

•	each of our named executive officers;

•	each holder of 5% or more of our common stock;

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 21, 2022 upon the exercise of options, warrants, or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants, or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 21, 2022 have been exercised and converted. The address for each of the below is c/o Digital Locations, Inc., 3700 State Street, Suite 350, Santa Barbara, California 93105.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned	Percent Owned (1)

Rich Berliner, Chief Executive Officer, Director (2)	3,958,333	1.19%

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary, Chairman of the Board of Directors (3)	27,833,389	8.04%

Byron Elton, Director (4)	2,361,139	*

Andrew Van Noy (5)	75,441,150	18.91%

Gerard Hug (6)	23,975,578	6.98%

All Executive Officers and Directors as a Group (3 persons)	34,152,861	9.95%

*	Indicates beneficial ownership of less than 1%.

(1)	Based upon 328,057,806 common shares issued and outstanding as of March 21, 2022.

(2)	Includes 3,958,333 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 21, 2022.

(3)	Includes 18,055,555 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 21, 2022.

(4)	Includes 2,361,111 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 21, 2022.

(5)	Includes 70,833,333 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 21, 2022. Mr. Van Noy is a consultant to the Company.

(6)	Includes 15,555,556 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 21, 2022. Mr. Hug is a consultant to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation. The Company accrued compensation expense to Mr. Berliner of $20,000 for the year ended December 31, 2021. Fees payable to Mr. Berliner of $10,000 are included in accounts payable – related party as of December 31, 2021.

Further, pursuant to the Independent Contractor Agreement, the Company granted to Mr. Berliner ten-year non-qualified stock options to acquire up to 504,000,000) shares of the Company’s common stock as compensation under the Independent Contractor Agreement. The options vest over a 36-month period with 84,000,000 options vesting at the end of month 6 and 14,000,000 options vesting in months 7 through the end of month 36. The options vest 100% upon a sale of the company, as defined in the option agreement. If Mr. Berliner’s service is terminated for cause (as defined in the option agreement), the options (whether vested or unvested) shall immediately terminate and cease to be exercisable.

On December 1, 2021, William E. Beifuss, Jr. resigned from his position as Chief Executive Officer of the Company. Mr. Beifuss will continue to serve as the Company’s President, Acting Chief Financial Officer and Secretary. Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2021 and 2020. Fees payable to Mr. Beifuss of $20,000 and $80,000 are included in accounts payable – related party as of December 31, 2021 and 2020, respectively.

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

Effective February 26, 2020, Mr. Beifuss converted 1,100 shares of Series B Preferred Stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the shares of Series B Preferred Stock from a lender in a private transaction. The transaction was recorded at $110,000, the face value of the preferred shares.

Director Independence

We currently have no independent directors as that term is defined by the listing standards of The Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by M&K CPAS, PLLC in the years ended December 31, 2021 and 2020 for the audit and reviews of our financial statements totaled approximately $36,175 and $35,175, respectively.

Audit-Related Fees

We incurred no audit-related fees during the years ended December 31, 2021 and 2020 to M&K CPAS, PLLC.

Tax Fees

We incurred fees to M&K CPAS, PLLC. for tax compliance services of $1,825 and $1,800 for the years ended December 31, 2021 and 2020, respectively.

All Other Fees

There were no fees billed to us by to M&K CPAS, PLLC for services other than the services described above under “Audit Fees,” “Audit-Related Fees” during the years ended December 31, 2021 and 2020.

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

38

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

3.18

Certificate of Designation of Series E Preferred Stock of Digital Locations, Inc. filed with Nevada Secretary of State on April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

3.19

Certificate of Amendment to Designation of Series B Preferred Stock of Digital Locations, Inc. filed with Nevada Secretary of State on April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

4.1

Form of Warrant issued in connection with Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

4.2	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Report on Form 8-Kfiled on December 29, 2020)

4.3	Non-Qualified Stock Option Agreement issued by Digital Locations, Inc, to William E. Beifuss, Jr. (Incorporated by reference to the Company’s Report on Form 8-Kfiled on December 29, 2020)

4.4

Non-Qualified Stock Option Award Agreement between Digital Locations, Inc. and Rich Berliner, dated December 1, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021)

4.5*	Description of Securities

10.1**	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

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

10.13	Convertible Promissory Note, dated July 7, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.14	Convertible Promissory Note, dated July 8, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.15	Convertible Promissory Note, dated August 18, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.16	Asset Purchase Agreement, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.17	Convertible Promissory Note with Baryalai Azmi, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.18	Convertible Promissory Note with Shervin Gerami, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.19	Convertible Promissory Note, dated January 8, 2021 (Incorporated by reference to the Company’s Report on Form 8-K filed on February 8, 2021)

10.20	Convertible Promissory Note, dated March 18, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 29, 2021)

10.21	Securities Purchase Agreement, dated April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

10.22	Convertible Promissory Note, dated April 5, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021)

10.23	Convertible Promissory Note, dated May 10, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021)

40

10.24	Convertible Promissory Note, dated June 7, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021)

10.25	Convertible Promissory Note, dated July 12, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.26	Convertible Promissory Note, dated August 31, 2021(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.27	Convertible Promissory Note, dated October 7, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.28

Independent Contractor Agreement, by and between Rich Berliner and Digital Locations, Inc., dated December 1, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021)

10.29*	Convertible Promissory Note, dated November 8, 2021

10.30*	Convertible Promissory Note, dated December 14, 2021

10.31*	Convertible Promissory Note, dated January 6, 2022

10.32*	Convertible Promissory Note, dated March 1, 2022

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 26, 2008).

21.1*	Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-K for year ended December 31, 2020 filed on March 29, 2021)

31.1*	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document.

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith

**Management incentive plan

***Management contract

ITEM 16. FORM 10-K SUMMARY

                None.

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Locations, Inc.

Date: March 28, 2022	By:	/s/ Rich Berliner
Rich Berliner
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William E. Beifuss, Jr.	CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT,	March 28, 2022
William E. Beifuss, Jr.	ACTING CHIEF FINANCIAL OFFICER, SECRETARY, (PRINCIPAL FINANCIAL OFFICER)

/s/ Byron Elton	DIRECTOR	March 28, 2022
Byron Elton

42

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Locations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Locations, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the derivative liability. To evaluate the appropriateness of the estimates used by the derivative specialist, we examined and evaluated the inputs the specialist used in calculating the value of the derivatives.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

March 28, 2022

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$68,366	$18,605
Total current assets	68,366	18,605

Other assets:
Intangible assets, net	8,000	-

Total assets	$76,366	$18,605

LIABILITIES, MEZZANINE AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$127,067	$168,946
Accounts payable – related party	30,000	80,000
Accrued expenses and other current liabilities	4,275	3,947
Accrued interest, notes payable	57,958	820,584
Derivative liabilities	5,925,214	11,282,091
Convertible notes payable, in default	69,895	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $155,991 and $119,419, at December 31, 2021 and 2020, respectively	62,759	2,501,927
PPP loan payable	-	9,501
Total current liabilities	6,335,768	14,955,096

Long-term liabilities – convertible notes payable, net of discount of $800,657 and $0, at December 31, 2021 and 2020, respectively	199,343	-
Total liabilities	6,535,111	14,955,096

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,462 and 15,055 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,446,200	1,505,500
Series E, 35,400 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,540,000	-

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 276,383,093 and 133,337,561 shares issued and outstanding at December 31, 2021 and 2020, respectively	276,383	133,338
Additional paid-in capital	39,412,236	21,437,708
Accumulated deficit	(51,133,564)	(38,013,037)

Total stockholders’ deficit	(11,444,945)	(16,441,991)

Total liabilities, mezzanine and stockholders’ deficit	$76,366	$18,605

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020

Revenues	$24,029	$-

Operating expenses:
General and administrative	2,625,881	460,826
Depreciation and amortization	2,000	595
Impairment of assets	2,096,089	-

Total operating expenses	4,723,970	461,421

Loss from operations	(4,699,941)	(461,421)

Other income (expense):
Interest expense	(919,095)	(626,685)
Gain (loss) on change in derivative liabilities	8,979,516	(1,659,089)
Loss on extinguishment of debt	(16,490,508)	-
Gain on forgiveness of PPP loan	9,501	-

Total other income (expense)	(8,420,586)	(2,285,774)

Loss before income taxes	(13,120,527)	(2,747,195)
Provision for income taxes	-	-

Net loss	$(13,120,527)	$(2,747,195)

Weighted average number of common shares:
Basic	195,725,543	63,539,624
Diluted	195,725,543	63,539,624

Net loss per common share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

Year Ended December 31, 2021

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	15,055	$1,505,500	-	$-	133,337,561	$133,338	$21,437,708	$(38,013,037)	$(16,441,991)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	76,063,187	76,063	326,453	-	402,516
Issuance of common stock for services	-	-	-	-	27,449,011	27,449	388,751	-	416,200
Issuance of common stock for conversion of Series B preferred stock	(593)	(59,300)	-	-	39,533,334	39,533	19,767	-	59,300
Issuance of Series E preferred stock for conversion of notes payable and accrued interest payable	-	-	34,900	$3,490,000	-	-	16,490,504	-	16,490,504
Issuance of Series E preferred stock for cash	-	-	500	50,000	-	-	-	-	-
Issuance of consultant stock options	-	-	-	-	-	-	(4,725,180)	-	(4,725,180)
Vesting of consultant stock options	-	-	-	-	-	-	1,699,964	-	1,699,964
Settlement of derivative liabilities	-	-	-	-	-	-	3,774,269	-	3,774,269
Net loss	-	-	-	-	-	-	-	(13,120,527)	(13,120,527)

Balance, December 31, 2021	14,462	$1,446,200	35,400	$3,540,000	276,383,093	$276,383	$39,412,236	$(51,133,564)	$(11,444,945)

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

Year Ended December 31, 2020

	Series B Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	16,155	$1,615,500	1,000	$1	1,049,380	$1,049	$24,322,150	$(35,265,842)	$(10,942,642)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	122,507,798	122,508	171,665	-	294,173
Issuance of common stock to related party for conversion of Series B preferred stock	(1,100)	(110,000)	-	-	9,777,778	9,778	100,222	-	110,000
Reverse split rounding of shares	-	-	-	-	2,605	3	(3)	-	-
Redemption of Series D preferred stock by related party	-	-	(1,000)	(1)	-	-	1	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	461,708	-	461,708
Issuance of consultant stock options	-	-	-	-	-	-	(3,726,549)	-	(3,726,549)
Vesting of consultant stock options	-	-	-	-	-	-	108,514	-	108,514
Net loss	-	-	-	-	-	-	-	(2,747,195)	(2,747,195)

Balance, December 31, 2020	15,055	$1,505,500	-	$-	133,337,561	$133,338	$21,437,708	$(38,013,037)	$(16,441,991)

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,120,527)	$(2,747,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,000	595
Impairment of assets	2,096,089	-
Amortization of debt discount	774,910	359,865
Common stock issued for services	416,200	-
Stock option compensation	1,699,964	108,514
(Gain) loss on change in derivative liabilities	(8,979,516)	1,659,089
Loss on extinguishment of debt	16,490,508	-
Gain on forgiveness of PPP loan	(9,501)	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,808
Accounts payable	(41,879)	52,468
Accounts payable – related party	(50,000)	70,000
Accrued expenses and other current liabilities	328	11,365
Accrued interest – notes payable	144,185	266,820
Net cash used in operating activities	(577,239)	(215,671)

Cash flows from investing activities:
Cash paid in business acquisition	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	587,000	216,500
Proceeds from the issuance of Series E preferred stock	50,000	-
Proceeds from PPP loan payable	-	9,501
Net cash provided by financing activities	637,000	226,001

Net increase in cash	49,761	10,330
Cash, beginning of the year	18,605	8,275

Cash, end of the year	$68,366	$18,605

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$575,639	$197,266
Common shares issued in conversion of debt	402,516	294,173
Common shares issued in conversion of Series B preferred shares	59,300	1
Series E preferred shares issued in conversion of debt	3,490,000	-
Derivative liability for consultant stock options	4,725,180	3,726,549
Convertible notes payable reclassified as in default	40,395	-
Settlement of derivative liabilities	3,774,269	461,708
Reverse split rounding of shares	-	3
Redemption of Series D preferred stock	-	1

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

As further discussed in Note 3, on January 7, 2021, the Company, SmallCellSite.com LLC, a Virginia limited liability company (“SCS LLC”) and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (“SCS”) entered into an asset purchase agreement (“APA”) to acquire SCS LLC’s wireless communications marketing and database services business. SCS LLC is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

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

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2021, our current liabilities exceeded our current and total assets by $6,267,402 and we had an accumulated deficit of $51,133,564. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2021 and 2020 were insured. As of December 31, 2021 and 2020, there were no cash equivalents.

Intangible Assets

The identifiable intangible assets acquired in the APA are amortized using the straight-line method over an estimated life of 5 years.

Goodwill

The excess of the total purchase price paid over the value assigned to the identifiable intangible assets acquired in the APA has been recorded as goodwill. The goodwill is not amortized but evaluated periodically for impairment. Management of the Company determined that, as of December 31, 2021, it was more likely than not that the recorded amount of goodwill of $2,096,089 would not be recovered; therefore, an impairment of assets expense for this amount was recorded in the statement of operations for the year ended December 31, 2021.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021 and 2020, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of December 31, 2021 and 2020:

	Total	Level 1	Level 2	Level 3
December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

December 31, 2020:
Derivative liabilities	$11,282,091	$-	$-	$11,282,091

Total liabilities measured at fair value	$11,282,091	$-	$-	$11,282,091

During the years ended December 31, 2021 and 2020, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities as of December 31, 2019	$3,606,194	$2,535,359	$19,342	$6,160,895
Addition to liability for new issuances	197,266	-	3,726,549	3,923,815
Elimination of liability on conversion to common shares	(226,853)	(234,855)	-	(461,708)
Change in fair value	(207,988)	1,836,909	30,168	1,659,089

Derivative liabilities as of December 31, 2020	3,368,619	4,137,413	3,776,059	11,282,091
Addition to liabilities for new issuances	2,671,728	-	4,725,180	7,396,908
Elimination of liabilities in debt conversions	(3,774,269)	-	-	(3,774,269)
Change in fair value	(753,742)	(4,137,413)	(4,088,361)	(8,979,516)

Derivative liabilities as of December 31, 2021	$1,512,336	$-	$4,412,878	$5,925,214

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

Lease Accounting

Pursuant to the underlying contracts, the Company does not own the property and equipment which is leased by cell phone carriers but acts as an intermediary or agent between the property owner and the cell phone carriers. Therefore, in accordance with ASC 840 and 841, “Leases,” the Company records revenues net of amounts received from cell phone carriers and payments made to property owners.

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the year ended December 31, 2021, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the year ended December 31, 2021, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

For the years ended December 31, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Research and Development Costs

Research and development costs are expensed as incurred. We incurred no research and development costs for the years ended December 31, 2021 and 2020.

Advertising Costs

We expense the cost of advertising and promotional materials when incurred. We incurred no material advertising costs for the years ended December 31, 2021 and 2020.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the value of the award granted using either the Black-Scholes option pricing model or a multinomial lattice model based on projections of various potential future outcomes and recognized over the period in which the award vests or straight-line. For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination. The stock-based compensation expense is included in general and administrative expenses.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the year ended December 31, 2021 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

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

Based on the report of an independent valuation firm, the notes payable were discounted to $0 and a derivative liability of $2,096,089 was calculated for the conversion feature of the notes. The total value of the consideration paid of $2,106,089, including cash paid of $10,000, has been allocated to the following assets based on the report:

Identifiable intangible assets:
IP technology	$4,000
Customer base	6,000
Total identifiable intangible assets	10,000

Goodwill	2,096,089

Total	$2,106,089

During the year ended December 31, 2021, consolidated revenues were comprised of revenues from SCS.

Unaudited pro forma summary results of operations for the year ended December 31, 2020 as though the business acquisition had taken place on January 1, 2020 are as follows:

Revenues	$23,221
Net loss	(2,910,858)
Net loss per common share	(0.05)

4. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of December 31, 2021 and 2020, matured on March 14, 2015, and is currently in default.

August 29, 2019 Convertible Promissory Note – $25,000 in Default

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matured on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company currently has no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense and the note had a principal balance of $395 as of December 31, 2021 and 2020, which amount is in default.

July 8, 2020 Convertible Promissory Note – $40,000 in Default

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000. The note matured on July 8, 2021. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company currently has no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $24,131 and the debt discount was fully amortized. The note had a principal balance of $40,000 as of December 31, 2021 and 2020, which amount is in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of December 31, 2021 and 2020 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of December 31, 2021 and 2020 has been extended to December 31, 2022.

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

On April 2, 2021, total outstanding principal of $892,190 and total accrued interest payable of $395,220 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the March 2016 $1,000,000 CPN in full.

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

On April 2, 2021, total outstanding principal of $460,000 and total accrued interest payable of $165,514 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the June 2017 $500,000 CPN in full.

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

On April 2, 2021, total outstanding principal of $500,000 and total accrued interest payable of $151,255 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the December 2017 $500,000 CPN in full.

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

On April 2, 2021, total outstanding principal of $490,500 and total accrued interest payable of $101,224 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the August 2018 $500,000 CPN in full.

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

On January 5, 2021, we received proceeds of $50,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $50,000, with the debt discount fully amortized to interest expense.

On January 28, 2021, we received proceeds of $60,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $60,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $60,000, with the debt discount fully amortized to interest expense.

On February 26, 2021, we received proceeds of $90,000 pursuant to the October 2019 $500,000 CPN. We recorded a debt discount of $90,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $90,000, with the debt discount fully amortized to interest expense.

On April 2, 2021, total outstanding principal of $275,000 and total accrued interest payable of $13,353 were converted to shares of the Company’s Series E Preferred Stock, extinguishing the October 2019 $500,000 CPN in full.

As detailed above, on April 2, 2021, total outstanding principal of $2,617,690 and total accrued interest payable of $872,306 were converted to 34,900 shares of Series E Preferred Stock recorded at stated value of $3,490,000, extinguishing the March 2016 $1,000,000 CPN, the June 2017 $500,000 CPN, the December 2017 $500,000 CPN, the August 2018 $500,000 CPN, and the October 2019 $500,000 CPN. Derivative liabilities totaling $3,413,097 were extinguished in the conversion and the Company recorded a loss on extinguishment of debt of $16,490,508.

July 7, 2020 Convertible Promissory Note – $33,000

Effective July 7, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000. The note matures on July 7, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $19,422 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

August 18, 2020 Convertible Promissory Note – $33,000

Effective August 18, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of August 18, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $20,795 and the debt discount has been fully amortized. During the year ended December 31 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

October 1, 2020 Convertible Promissory Note – $33,000

Effective October 1, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,000 with a maturity date of October 1, 2021. The Company received net proceeds of $30,000 after payment of $3,000 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $24,773 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,000 and accrued interest of $1,980, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

November 9, 2020 Convertible Promissory Note – $35,000

Effective November 9, 2020, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $35,000 with a maturity date of October 1, 2021. The Company received net proceeds of $31,500 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,000 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $30,299 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $35,000 and accrued interest of $2,100, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

January 8, 2021 Convertible Promissory Note – $33,500

Effective January 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $33,500 with a maturity date of January 8, 2022. The Company received net proceeds of $30,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $33,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $33,500 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $33,500 and accrued interest of $2,010, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

March 18, 2021 Convertible Promissory Note – $45,500

Effective March 18, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $45,500 with a maturity date of March 18, 2022. The Company received net proceeds of $42,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $45,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $45,500 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $45,500 and accrued interest of $2,730, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

April 5, 2021 Convertible Promissory Note – $43,500

Effective April 5, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,500 with a maturity date of April 5, 2022. The Company received net proceeds of $40,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $43,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $43,500 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,500 and accrued interest of $2,610, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

May 10, 2021 Convertible Promissory Note – $43,750

Effective May 10, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 10, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $43,750 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $43,750 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

June 7, 2021 Convertible Promissory Note – $38,500

Effective June 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,500 with a maturity date of June 7, 2022. The Company received net proceeds of $35,000 after payment of $3,500 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $38,500 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $38,500 and the debt discount has been fully amortized. During the year ended December 31, 2021, we issued the lender shares of our common stock in consideration for the conversion of principal of $38,500 and accrued interest of $2,310, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

July 12, 2021 Convertible Promissory Note – $38,500

Effective July 12, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of July 12, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,798 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $19,697, resulting in a remaining debt discount of $22,101 as of December 31, 2021. The note had a principal balance of $43,750 as of December 31, 2021.

August 31, 2021 Convertible Promissory Note – $43,750

Effective August 31, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of August 31, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,559 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $13,891, resulting in a remaining debt discount of $27,668 as of December 31, 2021. The note had a principal balance of $43,750 as of December 31, 2021.

October 7, 2021 Convertible Promissory Note – $43,750

Effective October 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of October 7, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $42,293 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $9,849, resulting in a remaining debt discount of $32,444 as of December 31, 2021. The note had a principal balance of $43,750 as of December 31, 2021.

November 8, 2021 Convertible Promissory Note – $43,750

Effective November 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of November 8, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $42,123 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $6,116, resulting in a remaining debt discount of $36,007 as of December 31, 2021. The note had a principal balance of $43,750 as of December 31, 2021.

December 14, 2021 Convertible Promissory Note – $43,750

Effective December 14, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of December 14, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $39,616 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2021, amortization of debt discount was recorded to interest expense in the amount of $1,845, resulting in a remaining debt discount of $37,771 as of December 31, 2021. The note had a principal balance of $43,750 as of December 31, 2021.

Total accrued interest payable on notes payable was $57,958 and $820,584 as of December 31, 2021 and 2020, respectively.

5. LONG-TERM CONVERTIBLE NOTES PAYABLE

As discussed in Note 3, on January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC. The Assigned Notes bear interest at an annual rate of 0.39% and mature on January 7, 2026. The Assigned Notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception. Amortization of the discount to interest expense was $199,343 during the year ended December 31, 2021, resulting in a debt discount of $800,657 as of December 31, 2021.

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

The total face value of this entire series is three million dollars ($3,000,000). Each share of Series B Preferred Stock has a stated face value of $100, and effective April 2, 2021, is convertible into shares of fully paid and non-assessable shares of common stock of the Company at $0.0015 per share. The terms of the Series B Preferred Stock were amended effective March 31, 2021 to change the conversion price from a defined variable price to a fixed conversion price of $0.0015 per share.

During the year ended December 31, 2021, the holder converted a total of 593 shares of Series B Preferred Stock valued at $59,300 into 39,533,334 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of December 31, 2021 and 2020, the Company had 14,462 and 15,055 shares of Series B Preferred Stock outstanding, respectively, and recorded as mezzanine at face value of $1,446,200 and $1,505,500, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

Effective February 26, 2020, William Beifuss, Jr., the Company’s President, converted 1,100 shares of Series B Preferred Stock with a face value of $110,000 into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the Series B Preferred Stock from a lender in a private transaction.

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

On April 2, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”), pursuant to which the Investor agreed to purchase up to 45,000 shares of the Company’s Series E Preferred Stock (the “Shares”) at a purchase price of $100 per share. In accordance with the SPA, Investor paid for 34,900 Shares by surrendering to the Company for cancellation, $2,617,690 of principal, $826,566 of accrued interest, and $45,740 in fees through April 2, 2021 under various 10% convertible notes held by Investor. The Series E Preferred Stock was valued by an independent valuation firm at $23,393,601 and the Company recognized a loss on debt extinguishment of $16,490,508 and settled derivative liabilities totaling $3,413,097.

As an inducement for the Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized shares of Series E Preferred Stock at a purchase price of $100 per Share at any time until April 2, 2031. In September 2021, the Investor purchased 500 additional shares of Series E Preferred Stock for cash of $50,000, the stated value of the shares. As of December 31, 2021, the Company had 35,400 shares of Series E Preferred Stock outstanding recorded as mezzanine at face value of $3,540,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

8. STOCKHOLDERS’ DEFICIT

As of December 31, 2021, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Series D Preferred Stock

On November 27, 2019, the Company filed a Certificate of Designation for its Series D Preferred Stock (the “Series D Certificate”) with the Secretary of State of Nevada which designates 1,000 shares of the Company’s preferred stock par value $0.001 per share as Series D Preferred Stock. William E. Beifuss, Jr., the Company’s President and Chief Executive Officer, was issued 1,000 shares of Series D Preferred Stock valued at $15,000 by an independent valuation firm. The 1,000 shares of Series D preferred stock were automatically redeemed on January 11, 2020, 45 days after the effective date of the Series D Certificate.

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

As of December 31, 2021 and December 31, 2020, the Company had 276,383,093 and 133,337,561 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued a total of 143,045,532 shares of common stock: 76,063,187 shares in consideration for the conversion of $368,011 of principal of convertible notes payable and accrued interest payable of $34,505; 27,449,011 shares for services valued at $416,200; and 39,533,334 shares in the conversion of 593 shares of Series B Preferred Stock recorded at face value of $59,300. In connection with the convertible debt conversions, the Company settled derivative liabilities of $361,172 There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

During the year ended December 31, 2020, the Company issued a total of 132,288,181 shares of common stock: 122,507,798 shares for the conversion of $255,577 of principal of convertible notes payable, accrued interest payable of $27,846 and fees of $10,750; 9,777,778 shares for the conversion of 1,100 shares of Series B Preferred Stock recorded at face value of $110,000; and 2,605 shares for the rounding of shares in the February 2020 reverse stock split recorded at par value of $3. In connection with the convertible debt and Series B Preferred Stock conversions, the Company reduced derivative liabilities by $461,708. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes and preferred shares.

9. STOCK OPTIONS

As of December 31, 2021, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 734,177,778 shares of common stock to its officers, directors, and consultants.

On October 19, 2020 and December 22, 2020, the Company issued a total of 210,000,000 non-qualified stock options to five officers, directors, and consultants exercisable for a period of five years from the date of issuance at exercise prices ranging from $0.0108 to $0.017 per share. Of these non-qualified options, 5,000,000 vest 1/24th per month over twenty- four months and 205,000,000 vest 1/36th per month over thirty-six months. These non-qualified stock options were valued by an independent valuation firm at $3,726,549 using a modified Black Scholes early exercise model and stock option compensation expense is recorded over the vesting period. A derivative liability and a decrease to additional paid-in capital were recorded for this amount.

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

On December 1, 2021, the Company issued a total of 504,000,000 non-qualified stock options to an officer exercisable for a period of ten years from the date of issuance at an exercise price of $0.0074 per share. These options vest 84,000,000 shares in month 6 and 14,000,000 shares per month in each of the 30 months thereafter. These non-qualified stock options were valued by an independent valuation firm at $3,727,046 using a modified Black Scholes early exercise model and stock option compensation expense is recorded over the vesting period. A derivative liability and a decrease to additional paid-in capital were recorded for this amount.

We recognized stock option compensation expense of $1,699,964 and $108,514 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had unrecognized stock option compensation expense totaling $6,643,251.

A summary of the Company’s stock options and warrants as of December 31, 2021, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2019	184,001	$1.544
Granted	210,000,000	$0.017
Exercised	-	-
Forfeited or expired	(6,223)	$13.500

Outstanding as of December 31, 2020	210,177,778	$0.018
Granted	524,000,000	$0.009
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of December 31, 2021	734,177,778	$0.0012	8.06	$-

Exercisable as of December 31, 2021	83,997,260	$0.022	3.99	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0063 as of December 31, 2021, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the derivative liabilities recorded upon issuance of the December 2021 non-qualified stock options are as follows:

Expected life	5.25 to 6.50 years
Risk free interest rates	0.50% - 1.30%
Expected volatility	214.1% – 293.5%

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

The significant assumptions used in the valuation of the derivative liabilities as of December 31, 2021 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.0063
Risk free interest rates	0.41% - 2.32%
Years to maturity	0.25 - 5.00
Expected volatility	131.8% – 318.8%

The value of our derivative liabilities was estimated as follows as of:

	December 31, 2021	December 31, 2020

Convertible notes payable	$1,512,336	$3,368,619
Series B Preferred Stock	-	4,137,413
Stock options	4,412,878	3,776,059

Total	$5,925,214	$11,282,091

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

11. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation. The Company accrued compensation expense to Mr. Berliner of $20,000 for the year ended December 31, 2021. Fees payable to Mr. Berliner of $10,000 are included in accounts payable – related party as of December 31, 2021.

Further, pursuant to the Independent Contractor Agreement, the Company granted to Mr. Berliner ten-year non-qualified stock options to acquire up to 504,000,000 shares of the Company’s common stock as compensation under the Independent Contractor Agreement. The options vest over a 36-month period with 84,000,000 options vesting at the end of month 6 and 14,000,000 options vesting in months 7 through the end of month 36. The options vest 100% upon a sale of the company, as defined in the option agreement. If Mr. Berliner’s service is terminated for cause (as defined in the option agreement), the options (whether vested or unvested) shall immediately terminate and cease to be exercisable.

On December 1, 2021, William E. Beifuss, Jr. resigned from his position as Chief Executive Officer of the Company. Mr. Beifuss will continue to serve as the Company’s President, Acting Chief Financial Officer and Secretary. Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2021 and 2020. Fees payable to Mr. Beifuss of $20,000 and $80,000 are included in accounts payable – related party as of December 31, 2021 and 2020, respectively.

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

As discussed in Note 7, effective February 26, 2020, Mr. Beifuss converted 1,100 shares of Series B Preferred Stock into 9,777,778 shares of the Company’s common stock. Mr. Beifuss previously acquired the shares of Series B Preferred Stock from a lender in a private transaction. The transaction was recorded at $110,000, the face value of the preferred shares.

12. INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 29% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2021	2020

Income tax benefit at statutory rate	$(3,739,900)	$(796,800)
State income taxes, net of federal benefit	(200)	(200)
Non-deductible expenses	5,467,600	617,000
Non-taxable gains	(2,636,900)	(33,600)
Other	1,100	1,000
Valuation allowance	908,300	212,600
	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2021	2020

Deferred tax assets:
Net operating loss carryforward	$4,709,300	$3,809,800
Research and development credit carryforward	125,300	125,300
Related party accrued expenses	8,700	-
Accrued compensated absences	1,100	1,000

Valuation allowance	(4,844,400)	(3,936,100)
	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2021, we recorded a valuation allowance of $4,844,400 against our net deferred tax asset. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2021, we had a net operating loss carryforward available to offset future taxable income of approximately $16,239,000, which begins to expire at dates that have not been determined. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Based upon our review and evaluation, during the years ended December 31, 2021 and 2020, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense). As of December 31, 2021 and 2020, we had no accrued interest or penalties related to uncertain tax positions.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Lease

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter. Management assumed a three-year life for the sublease arrangement. On January 1, 2019, we adopted ASC 842, “Leases,” which resulted in the recognition of an operating lease liability and corresponding right-of use asset (“ROU”) in the amount of $18,352. During the year ended December 31, 2020, the ROU asset was fully amortized, and the operating lease liability was eliminated.

For the years ended December 31, 2021 and 2020, the Company recognized operating lease cost of $12,000,

Consulting Agreements

As further discussed in Note 11, we entered into a consulting agreement with Rich Berliner, our Chief Executive Officer, for payment of monthly compensation of $20,000. The consulting agreement has an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner.

We have a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, with William E. Beifuss, Jr., our President and Acting Chief Financial Officer, for the payment of monthly compensation of $10,000 per month. The agreement may be cancelled by either party with 30 days’ notice.

We have an Independent Contractor/Advisory Agreement effective June 29, 2021 with Gerard Hug for the payment of monthly compensation of $10,000 per month which the consultant may elect to be paid in cash or in common stock of the Company. The agreement continues month-to-month or until terminated by either party.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Notes

Effective January 6, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of January 6, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Effective March 1, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of March 1, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

Convertible Note Conversions

On January 14, 2022, a lender converted principal of $30,000 into 10,344,828 shares of the Company’s common stock. Subsequently on January 21, 2022, the lender converted principal of $13,750 and accrued interest payable of $2,625 into 5,646,552 shares of the Company’s common stock, extinguishing in full the July 12, 2021 Convertible Note.

On March 1, 2022, a lender converted principal of $29,000 into 10,000,000 shares of the Company’s common stock. Subsequently on March 7, 2022, the lender converted principal of $14,750 and accrued interest payable of $2,625 into 6,950,000 shares of the Company’s common stock, extinguishing in full the August 31, 2021 Convertible Note.

Common Shares Issued for Services

On January 24, 2022, the Company issued 4,000,000 shares of common stock for consulting services valued at $20,000, based on the closing market price of the Company’s common stock on the date of issuance.

Series B Preferred Stock Conversion

On January 2, 2022, a holder converted 221 shares of Series B preferred stock into 14,733,333 shares of our common stock in a transaction recorded at the $22,100 stated value of the Series B preferred stock.

Stock Options

On February 8, 2022, the Company issued a total of 75,000,000 non-qualified stock options to our President exercisable for a period of ten years from the date of issuance at an exercise price of $0.0081 per share. These options vest 1/36th per month over thirty-six months.

On February 8, 2022, the Company issued a total of 45,000,000 non-qualified stock options to a consultant exercisable for a period of ten years from the date of issuance at an exercise price of $0.0081 per share. These options vest 1/36th per month over thirty-six months.

Lease Agreement

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months. The lease agreement requires a $500 security deposit and monthly lease payments of $500.

