Form 10-Q
period 2022-03-31
Digital Locations, Inc.
filed 2022-05-13
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of registrant’s common stock outstanding, as of May 13, 2022 was 354,807,806.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS DIGITAL LOCATIONS, INC. AND SUBSIDIARY Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$71,910	$68,366
Total current assets	71,910	68,366

Other assets:
Deposits	500	-
Intangible assets, net	7,500	8,000
Total assets	$79,910	$76,366

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$140,232	$127,067
Accounts payable – related party	20,000	30,000
Accrued expenses and other current liabilities	3,915	4,275
Accrued interest, notes payable	61,942	57,958
Derivative liabilities	5,018,587	5,925,214
Convertible notes payable, in default	49,895	69,895
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $139,443 and $155,991, at March 31, 2022 and December 31, 2021, respectively	74,307	62,759
Total current liabilities	5,427,478	6,335,768

Long-term liabilities – convertible notes payable, net of discount of $751,369 and $800,657, at March 31, 2022 and December 31, 2021, respectively	248,631	199,343
Total liabilities	5,676,109	6,535,111

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 and 14,462 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,424,100	1,446,200
Series E, 36,600 and 35,400 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,660,000	3,540,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 328,057,806 and 276,383,093 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	328,058	276,383
Additional paid-in capital	39,753,205	39,412,236
Accumulated deficit	(50,761,562)	(51,133,564)
Total stockholders’ deficit	(10,680,299)	(11,444,945)
Total liabilities, mezzanine and stockholders’ deficit	$79,910	$76,366

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$5,854	$6,338

Operating expenses:
General and administrative	936,091	734,948
Depreciation and amortization	500	500

Total operating expenses	936,591	735,448

Loss from operations	(930,737)	(729,110)

Other income (expense):
Interest expense	(150,794)	(163,460)
Gain (loss) on change in derivative liabilities	1,453,533	(9,315,343)

Total other income (expense)	1,302,739	(9,478,803)

Income (loss) before income taxes	372,002	(10,207,913)
Provision for income taxes	-	-

Net income (loss)	$372,002	$(10,207,913)

Weighted average number of common shares outstanding:
Basic	302,315,155	156,174,027
Diluted	3,852,471,062	156.174,027

Net income (loss) per common share:
Basic	$0.00	$(0.07)
Diluted	0.00	$(0.07)

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2022 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	14,462	$1,446,200	35,400	$3,540,000	276,383,093	$276,383	$39,412,236	$(51,133,564)	$(11,444,945)

Issuance of common stock for conversion of Series B preferred stock	(221)	(22,100)	-	-	14,733,333	14,734	7,366	-	22,100
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	32,941,380	32,941	59,809	-	92,750
Issuance of common stock for services	-	-	-	-	4,000,000	4,000	16,000	-	20,000
Purchase of Series E preferred stock for cash	-	-	1,200	120,000	-	-	-	-	-
Issuance of consultant stock options	-	-	-	-	-	-	(545,462)	-	(545,462)
Vesting of consultant stock options	-	-	-	-	-	-	736,915	-	736,915
Settlement of derivative liabilities	-	-	-	-	-	-	66,341	-	66,341
Net income	-	-	-	-	-	-	-	372,002	372,002

Balance, March 31 2022	14,241	$1,424,100	36,600	$3,660,000	328,057,806	$328,058	$39,753,205	$(50,761,562)	$(10,680,299)

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2021 (Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	15,055	$1,505,500	133,337,561	$133,338	$21,437,708	$(38,013,037)	$(16,441,991)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	34,276,001	34,276	79,125	-	113,401
Issuance of consultant stock options	-	-	-	-	(998,134)	-	(998,134)
Vesting of consultant stock options	-	-	-	-	450,758	-	450,758
Settlement of derivative liabilities	-	-	-	-	149,700	-	149,700
Net loss	-	-	-	-	-	(10,207,913)	(10,207,913)

Balance, March 31 2021	15,055	$1,505,500	167,613,562	$167,614	$21,119,157	$(48,220,950)	$(26,934,179)

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$372,002	$(10,207,913)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	500	500
Amortization of debt discount to interest expense	141,121	93,878
(Gain) loss on change in derivative liabilities	(1,453,533)	9,315,343
Stock option compensation	736,915	450,758
Common stock issued for services	20,000	-
Changes in assets and liabilities:
Increase in accounts receivable	-	(1,601)
Increase (decrease) in:
Accounts payable	13,165	85,265
Accounts payable – related party	(10,000)	(9,900)
Accrued expenses	(360)	4,613
Accrued interest, notes payable	9,234	69,582
Net cash used in operating activities	(170,956)	(199,475)

Cash flows from investing activities:
Increase in deposits	(500)	-
Cash paid in business acquisition	-	(10,000)
Net cash used in investing activities	(500)	(10,000)

Cash flows from financing activities:
Proceeds from convertible notes payable	75,000	272,000
Proceeds from the issuance of Series E preferred stock	120,000	-
Repayment of convertible notes payable	(20,000)	-
Net cash provided by financing activities	175,000	272,000

Net increase in cash	3,544	62,525
Cash, beginning of period	68,366	18,605

Cash, end of period	$71,910	$81,130

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	439	-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$613,247	$272,000
Common shares issued in conversion of debt	92,750	113,401
Common shares issued in conversion of Series B preferred stock	22,100	-
Derivative liability for consultant stock options	545,462	998,134
Settlement of derivative liabilities	66,341	149,700
Long-term convertible notes payable issued in asset purchase agreement	-	1,000,000

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2022, our current liabilities exceeded our current and total assets by $5,355,568 and we had an accumulated deficit of $50,761,562. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2022. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022 and December 31, 2021, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of March 31, 2022 and December 31, 2021:

	Total	Level 1	Level 2	Level 3
March 31, 2022:
Derivative liabilities	$5,018,587	$-	$-	$5,018,587

Total liabilities measured at fair value	$5,018,587	$-	$-	$5,018,587

December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

During the three months ended March 31, 2022, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities at December 31, 2021	$1,512,336	$4,412,878	$5,925,214
Addition to liabilities for new debt/shares issued	67,785	545,462	613,247
Elimination of liabilities in debt conversions	(66,341)	-	(66,341)
Change in fair value	(188,365)	(1,265,168)	(1,453,533)

Derivative liabilities at March 31, 2022	$1,325,415	$3,693,172	$5,018,787

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three months ended March 31, 2022 and 2021, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three months ended March 31, 2022 and 2021, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended March 31,
	2022	2021

Basic weighted average number of shares	302,315,155	156,174,027
Dilutive effect of:
Series B preferred stock	949,400,000	-
Series E preferred stock	2,440,000,000	-
Convertible notes payable	160,755,907	-

Diluted weighted average number of shares	3,852,471,062	156,174,027

For the three months ended March 31, 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2022 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

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

Based on the report of an independent valuation firm, the notes payable were discounted to $0 and a derivative liability of $2,096,089 was calculated for the conversion feature of the notes. The total value of the consideration paid of $2,106,089, including cash paid of $10,000, was allocated to the following assets based on the report:

Identifiable intangible assets:
IP technology	$4,000
Customer base	6,000
Total identifiable intangible assets	10,000

Goodwill	2,096,089

Total	$2,106,089

During the three months ended March 31, 2022 and 2021, consolidated revenues were comprised of revenues from SCS.

The excess of the total purchase price paid over the value assigned to the identifiable intangible assets acquired in the APA was recorded as goodwill. The goodwill was not amortized but evaluated periodically for impairment. Management of the Company determined that, as of December 31, 2021, it was more likely than not that the recorded amount of goodwill of $2,096,089 would not be recovered; therefore, an impairment of assets expense for this amount was recorded in the statement of operations for the year ended December 31, 2021.

4. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of March 31, 2022 and December 31, 2021 matured on March 14, 2015, and is currently in default.

August 29, 2019 Convertible Promissory Note – $25,000 in Default

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matured on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company had no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense and the note had a principal balance of $395 as of March 31, 2022 and December 31, 2021, which amount is in default. Subsequent to March 31, 2022, the note was paid in full pursuant to a settlement with the lender.

July 8, 2020 Convertible Promissory Note – $40,000 in Default

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000. The note matured on July 8, 2021. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company had no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. Pursuant to an agreement with the lender, the Company agreed to extinguish the debt with four payments of $10,000, two of which were made during the three months ended March 31, 2022. The debt discount has been fully amortized to interest expense and the note had a principal balance of $20,000 and $40,000 as of March 31, 2022 and December 31, 2021, respectively.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of March 31, 2022 and December 31, 2021 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of March 31, 2022 and December 31, 2021 has been extended to December 31, 2022.

July 12, 2021 Convertible Promissory Note – $43,750

Effective July 12, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of July 12, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,798 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $22,101 and the debt discount has been fully amortized. During the three months ended March 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

August 31, 2021 Convertible Promissory Note – $43,750

Effective August 31, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of August 31, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,559 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $27,668 and the debt discount has been fully amortized. During the three months ended March 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

October 7, 2021 Convertible Promissory Note – $43,750

Effective October 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of October 7, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $42,293 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $10,428, resulting in a remaining debt discount of $22,016 as of March 31, 2022. The note had a principal balance of $43,750 as of March 31, 2022 and December 31, 2021.

November 8, 2021 Convertible Promissory Note – $43,750

Effective November 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of November 8, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $42,123 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $10,386, resulting in a remaining debt discount of $25,620 as of March 31, 2022. The note had a principal balance of $43,750 as of March 31, 2022 and December 31, 2021.

December 14, 2021 Convertible Promissory Note – $43,750

Effective December 14, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of December 14, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $39,616 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $9,768, resulting in a remaining debt discount of $28,003 as of March 31, 2022. The note had a principal balance of $43,750 as of March 31, 2022 and December 31, 2021.

January 6, 2022 Convertible Promissory Note – $38,750

Effective January 6, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of January 6, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,771 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $8,232, resulting in a remaining debt discount of $27,539 as of March 31, 2022. The note had a principal balance of $38,750 as of March 31, 2022 and December 31, 2021.

March 1, 2022 Convertible Promissory Note – $43,750

Effective March 1, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of March 1, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $39,514 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $3,248, resulting in a remaining debt discount of $36,266 as of March 31, 2022. The note had a principal balance of $43,750 as of March 31, 2022 and December 31, 2021.

Total accrued interest payable on notes payable was $61,942 and $57,958 as of March 31, 2022 and December 31, 2021, respectively.

5. LONG-TERM CONVERTIBLE NOTES PAYABLE

As discussed in Note 3, on January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC. The Assigned Notes bear interest at an annual rate of 0.39% and mature January 7, 2026. The Assigned Notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception. Amortization of the discount to interest expense was $49,288 during the three months ended March 31, 2022, resulting in a debt discount of $751,369 as of March 31, 2022.

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

During the three months ended March 31, 2022, the holder converted a total of 221 shares of Series B Preferred Stock valued at $22,100 into 14,733,333 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of March 31, 2022 and December 31, 2021, the Company had 14,241 and 14,462 shares of Series B Preferred Stock outstanding, respectively, and recorded as mezzanine at face value of $1,424,100 and $1,446,200, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of convertible promissory notes and accrued interest payable.

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

During the three months ended March 31, 2022, the Investor purchased a total of 1,200 additional shares of Series E Preferred Stock for cash of $120,000, the stated valued of the shares. As of March 31, 2022, the Company had 36,600 shares of Series E Preferred Stock outstanding recorded as mezzanine at face value of $3,660,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

7. CAPITAL STOCK

As of March 31, 2022, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Common Stock

As of March 31, 2022 and December 31, 2021, the Company had 328,057,806 and 276,383,093 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company issued a total of 51,674,713 shares of common stock: 32,941,380 shares in consideration for the conversion of $87,500 of principal of convertible notes payable and accrued interest payable of $5,250; 14,733,333 shares in the conversion of 221 shares of Series B preferred shares valued at $22,100 and 4,000,000 shares for services valued at $20,000. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $66,341. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

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

8. STOCK OPTIONS

As of March 31, 2022, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 854,177,778 shares of common stock to its officers, directors, and consultants.

On February 8, 2022, the Company issued a total of 75,000,000 non-qualified stock options to our President and a total of 45,000,000 non-qualified stock options to a consultant. These options are exercisable for a period of ten years from the date of issuance at an exercise price of $0.0081 per share. These options vest 1/36th per month over thirty-six months. These non-qualified stock options were valued by an independent valuation firm at $545,462 using a modified Black Scholes early exercise model and stock option compensation expense is recorded over the vesting period. A derivative liability and a decrease to additional paid-in capital were recorded for this amount.

We recognized stock option compensation expense of $736,915 and $450,758 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had unrecognized stock option compensation expense totaling $6,372,251.

A summary of the Company’s stock options and warrants as of March 31, 2022, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	734,177,778	$0.012	8.06
Granted	120,000,000	$0.008
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2022	854,177,778	$0.011	8.10	$-

Exercisable at March 31, 2022	110,038,921	$0.021	4.11	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0046 as of March 31, 2022, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the derivative liabilities recorded upon issuance of the February 2022 non-qualified stock options are as follows:

Expected life	4.31 to 5.77 years
Risk free interest rates	2.41% - 2.42%
Expected volatility	287.2% – 313.6%

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

The significant assumptions used in the valuation of the derivative liabilities as of March 31, 2022 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$ 0.0046
Risk free interest rates	0.08% - 1.43%
Years to maturity	0.52 – 1.49
Expected volatility	166.4% – 356.0%

The value of our derivative liabilities was estimated as follows at:

	March 31 2022	December 31, 2021

Convertible notes payable	$1,325,415	$1,512,336
Stock options	3,693,172	4,412,878

Total	$5,018,587	$5,925,214

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

10. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation. The Company accrued compensation expense to Mr. Berliner of $60,000 for the three months ended March 31, 2022. Fees payable to Mr. Berliner of $10,000 are included in accounts payable – related party as of December 31, 2021.

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President and Acting Chief Financial Officer and Secretary is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $30,000 for each of the three months ended March 31, 2022 and 2021. Fees payable to Mr. Beifuss of $20,000 are included in accounts payable – related party as of March 31, 2022 and December 31, 2021.

On February 8, 2022, the Company issued a total of 75,000,000 non-qualified stock options to Mr. Beifuss, which options are exercisable for a period of ten years from the date of issuance at an exercise price of $0.0081 per share. These options vest 1/36th per month over thirty-six months.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Lease

As of March 31, 2022, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months. The lease agreement required a $500 security deposit and monthly lease payments of $500.

For the three months ended March 31, 2022 and 2021, the Company recognized operating lease cost of $4,000 and $3,000, respectively.

Consulting Agreements

As further discussed in Note 10, we entered into a consulting agreement with Rich Berliner, our Chief Executive Officer, for payment of monthly compensation of $20,000. The consulting agreement has an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner.

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

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Note Conversions

Subsequent to March 31, 2022, a lender converted principal of $43,750 and $2,625 accrued interest payable into a total of 26,750,000 shares of the Company’s common stock, extinguishing in full the October 7, 2021 Convertible Note.

Sale of Series E Preferred Stock

On May 4, 2022, an Investor purchased 400 additional shares of Series E Preferred Stock for cash of $40,000, the stated valued of the shares.

Convertible Note Payable

Effective May 3, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 3, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward-looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the condensed financial statements and accompanying notes included in this report.

Overview

Digital Locations, Inc. (“Digital Locations”) or (“the Company”) is an early-stage aggregator, developer and acquirer of small cell sites and cell towers for 5G services. We intend to develop a portfolio of sites to help meet the expected demand of rapidly growing 5G networks.

To rapidly enter the market, Digital Locations plans to acquire or partner with companies that have a portfolio of real estate that could be activated to meet the demands of 5G networks. Our goal is to become a “landlord” of tomorrow’s wireless communications assets. In furtherance of our objective, as further discussed below, on or about January 7, 2021, we closed on the acquisition of substantially all of the assets of SmallCellSite.com, LLC (“SCS LLC”), a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

With our purchase of SCS LLC’s assets, we acquired proprietary web-based software which allows wireless carriers to access www.smallcellsite.com and search regionally for available properties that can be activated with wireless technology, producing revenue for both the site owner and Digital Locations. This aggregation of available property data reduces site acquisition timeframes for the large wireless carriers and makes it easier for them to source, validate, and activate properties.

By actively driving current property owners to list their property on www.smallcellsite.com, Digital Locations or its subsidiaries will receive a portion of the revenue if and when the property is activated by the carrier. Management believes that this business model greatly reduces the capital expenditure of traditional models of acquiring real estate and building wireless towers, and gives the Company a modern alternative to the development of traditional wireless small cells and towers.

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

On March 30, 2022 the Company signed an agreement with Big Belly Solar LLC (Bigbelly) to include their nearly 20,000 locations in the database. These locations give wireless carriers greater access to places to install their 5G small cells. In addition, the relationships with Bigbelly clients who will have greater access to 5G and can open more opportunities on their campuses, office parks and urban environments for better communications. The Bigbelly agreement opens new doors for the Company to expand its reach in the 5G space.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

As discussed above, the purchase of the operating assets of SCS was effective January 7, 2021, with SCS revenues included in our consolidated statement of operations from that date forward. Revenues were $5,854 and $6,338 for the three months ended March 31, 2022 and 2021, respectively. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues.

General and Administrative Expenses

General and administrative expenses increased to $936,091 in the three months ended March 31, 2022 from $734,948 in the three months ended March 31, 2021. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees. In addition, non-cash stock option compensation expense increased to $736,915 in the three months ended March 31, 2022 from $450,758 in the three months ended March 31, 2021.

Depreciation and Amortization Expense

Our property and equipment were fully depreciated as of March 31, 2022. Depreciation and amortization expense of $500 in each of the three months ended March 31, 2022 and 2021 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Other Income (Expense)

Our interest expense decreased to $150,794 in the three months ended March 31, 2022 from $163,460 in the three months ended March 31, 2021. The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount as we have had multiple convertible notes payable fully converted to common stock. In addition, on April 2, 2021, an accredited investor converted $2,618,690 of principal and $872,306 of accrued interest under various 10% convertible notes payable held by Investor to a total of 34,800 shares of our Series E Preferred Stock, reducing our overall convertible debt interest. The increase or decrease in our interest expense results primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.

We reported a gain on change in derivative liabilities of $1,453,533 in the three months ended March 31, 2022 compared to a loss in change in derivative liabilities of $9,315,343 in the three months ended March 31, 2021. A significant portion of the loss in the prior year fiscal quarter is due to the stock options issued which resulted in the recording of large derivative liabilities that have increased in value with changes in valuation input assumptions. We estimate the fair value of the derivatives associated with our convertible notes and stock using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income (Loss)

Primarily as a result of the non-cash gain or loss on change in derivative liabilities, we reported a net income of $372,002 for the three months ended March 31, 2022 and a net loss of $10,207,913 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $71,910, comprised of cash, and total current liabilities of $5,427,478, resulting in a working capital deficit of $5,347,568. Included in our current liabilities as of March 31, 2022 are derivative liabilities totaling $5,018,587, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable and proceeds from the issuance of our Series E Preferred Stock. During the three months ended March 31, 2022, we received net proceeds from convertible notes payable of $75,000 and proceeds from the issuance of Series E Preferred Stock of $120,000.

Recent Financings

Effective May 3, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 3, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.

On May 4, 2022, an Investor purchased 400 additional shares of Series E Preferred Stock for cash of $40,000, the stated valued of the shares.

Sources and Uses of Cash

During the three months ended March 31, 2022, we used net cash of $170,956 in operating activities as a result of our net income of $372,002, non-cash expenses totaling $898,536, and increases in accounts payable of $13,165 and accrued interest, notes payable of $9,234, offset by non-cash gain of $1,453,533 and decreases in accounts payable – related party of $10,000 and accrued expenses of $360.

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

During the three months ended March 31, 2022, we used net cash of $500 in investing activities, comprised of the payment of deposits.

During the three months ended March 31, 2021, we used net cash of $10,000 in investing activities, comprised of the payment made in the SCS business acquisition.

Net cash provided by financing activities was $175,000 during the three months ended March 31, 2022, comprised of proceeds from convertible notes payable of $75,000 and proceeds from the issuance of Series E Preferred Stock, partially offset by repayment of convertible notes payable of $20,000.

Net cash provided by financing activities was $272,000 during the three months ended March 31, 2021, comprised of proceeds from convertible notes payable.

Historically, proceeds received from the issuance of debt and Series E Preferred Stock have been sufficient to fund our current operating expenses. We estimate that we will need to raise substantial capital or financing over the next twelve months in order to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Therefore, our future operations are dependent on our ability to secure additional financing. Our recent funding opportunities have been limited due to downturns in U.S. equity and debt markets resulting from the world-wide Covid-19 pandemic. Future financing transactions, if available, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and continued downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of March 31, 2022, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However as of March 31, 2022, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022 and December 31, 2021, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of March 31, 2022 and December 31, 2021:

	Total	Level 1	Level 2	Level 3
March 31, 2022:
Derivative liabilities	$5,018,587	$-	$-	$5,018,587

Total liabilities measured at fair value	$5,018,587	$-	$-	$5,018,587

December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2022 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2022, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of March 31, 2022, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of March 31, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of March 31, 2022, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of March 31, 2022, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of March 31, 2022, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

Without a current source of revenue, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company issued a total of 51,674,713 shares of common stock: 32,941,380 shares to an investor in consideration for the conversion of $87,500 of principal of convertible notes payable and accrued interest payable of $5,250; 14,733,333 shares to an investor in the conversion of 221 shares of Series B preferred shares valued at $22,100 and 4,000,000 shares to a consultant for services valued at $20,000. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $66,341.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*Filed herewith

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 13, 2022.

DIGITAL LOCATIONS, INC.

By:	/s/ Rich Berliner
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer (Principal Financial/Accounting Officer)

