Form 10-Q
period 2022-06-30
Digital Locations, Inc.
filed 2022-08-08
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐     TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54817

DIGITAL LOCATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1117 State Street, Santa Barbara, California 93101

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 456-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares of registrant’s common stock outstanding, as of August 8, 2022 was 482,880,026.

DIGITAL LOCATIONS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$16,300	$68,366
Total current assets	16,300	68,366

Other assets:
Deposits	500	-
Intangible assets, net	7,000	8,000
Total assets	$23,800	$76,366

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$150,599	$127,067
Accounts payable - related party	20,000	30,000
Accrued expenses and other current liabilities	5,549	4,275
Accrued interest, notes payable	52,186	57,958
Derivative liabilities	2,216,843	5,925,214
Convertible notes payable, in default	29,500	69,895
Convertible notes payable - related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $78,184 and $155,991, at June 30, 2022 and December 31, 2021, respectively	48,066	62,759
Total current liabilities	2,581,343	6,335,768

Long-term liabilities - convertible notes payable, net of discount of $701,533 and $800,657, at June 30, 2022 and December 31, 2021, respectively	298,467	199,343
Total liabilities	2,879,810	6,535,111

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 and 14,462 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,424,100	1,446,200
Series E, 37,550 and 35,400 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,755,000	3,540,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 439,243,662 and 276,383,093 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	439,244	276,383
Additional paid-in capital	40,633,741	39,412,236
Accumulated deficit	(49,108,095)	(51,133,564)
Total stockholders’ deficit	(8,035,110)	(11,444,945)
Total liabilities, mezzanine and stockholders’ deficit	$23,800	$76,366

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$5,672	$4,906	$11,526	$11,244

Operating expenses:
General and administrative	936,002	513,131	1,872,093	1,248,079
Depreciation and amortization	500	500	1,000	1,000

Total operating expenses	936,502	513,631	1,873,093	1,249,079

Loss from operations	(930,830)	(508,725)	(1,861,567)	(1,237,835)

Other income (expense):
Interest expense	(158,642)	(349,043)	(309,436)	(512,503)
Gain on forgiveness of debt	6,034	9,501	6,034	9,501
Loss on extinguishment of debt	-	(16,490,508)	-	(16,490,508)
Gain on change in derivative liabilities	2,736,905	13,010,236	4,190,438	3,694,893

Total other income (expense)	2,584,297	(3,819,814)	3,887,036	(13,298,617)

Income (loss) before income taxes	1,653,467	(4,328,539)	2,025,469	(14,536,452)
Provision for income taxes	-	-	-	-

Net income (loss)	$1,653,467	$(4,328,539)	$2,025,469	$(14,536,452)

Weighted average number of common shares outstanding:
Basic	371,466,210	174,373,718	328,057,806	165,324,147
Diluted	4,021,145,995	174,373,718	3,986,761,492	165,324,147

Net income (loss) per common share:
Basic	$0.00	$(0.03)	$0.01	$(0.03)
Diluted	0.00	$(0.03)	$0.00	$(0.03)

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2022 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	14,462	$1,446,200	35,400	$3,540,000	276,383,093	$276,383	$39,412,236	$(51,133,564)	$(11,444,945)

Issuance of common stock for conversion of Series B preferred stock	(221)	(22,100)	-	-	14,733,333	14,734	7,366	-	22,100
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	144,127,236	144,127	87,748	-	231,875
Issuance of common stock for services	-	-	-	-	4,000,000	4,000	16,000	-	20,000
Issuance of Series E preferred stock for cash	-	-	2,150	215,000	-	-	-	-	-
Issuance of consultant stock options	-	-	-	-	-	-	(545,462)	-	(545,462)
Vesting of consultant stock options	-	-	-	-	-	-	1,489,012	-	1,489,012
Settlement of derivative liabilities	-	-	-	-	-	-	166,841	-	166,841
Net income	-	-	-	-	-	-	-	2,025,469	2,025,469

Balance, June 30, 2022	14,241	$1,424,100	37,550	$3,755,000	439,243,662	$439,244	$40,633,741	$(49,108,095)	$(8,035,110)

See accompanying notes to condensed consolidated financial statement

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2021 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	15,055	$1,505,500	-	$-	133,337,561	$133,338	$21,437,708	$(38,013,037)	$(16,441,991)

Issuance of common stock for conversion of Series B preferred stock	(127)	(12,700)	-	-	8,466,667	8,467	4,233	-	12,700
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	37,606,169	37,605	147,875	-	185,480
Issuance of common stock for services	-	-	-	-	4,869,007	4,869	138,131	-	143,000
Issuance of Series E preferred stock for conversion of notes payable and accrued interest payable	-	-	34,900	$3,490,000	-	-	16,490,504	-	16,490,504
Issuance of consultant stock options	-	-	-	-	-	-	(998,134)	-	(998,134)
Vesting of consultant stock options	-	-	-	-	-	-	804,649	-	804,649
Settlement of derivative liabilities	-	-	-	-	-	-	3,617,188	-	3,617,188
Net loss	-	-	-	-	-	-	-	(14,536,452)	(14,536,452)

Balance, June 30, 2021	14,928	$1,492,800	34,900	$3,490,000	184,279,404	$184,279	$41,642,154	$(52,549,489)	$(10,723,056)

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$2,025,469	$(14,536,452)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,000	1,000
Amortization of debt discount to interest expense	291,627	387,569
Gain on change in derivative liabilities	(4,190,438)	(3,694,893)
Common stock issued for services	20,000	143,000
Stock option compensation	1,489,012	804,649
Gain on forgiveness of debt	(6,034)	(9,501)
Loss on extinguishment of debt	-	16,490,508
Changes in assets and liabilities:
Increase in accounts receivable	-	(1,144)
Increase (decrease) in:
Accounts payable	29,566	(21,813)
Accounts payable - related party	(10,000)	(20,000)
Accrued expenses	1,274	3,726
Accrued interest, notes payable	7,353	124,934
Net cash used in operating activities	(341,171)	(328,417)

Cash flows from investing activities:
Increase in deposits	(500)	-
Cash paid in business acquisition	-	(10,000)
Net cash used in investing activities	(500)	(10,000)

Cash flows from financing activities:
Proceeds from convertible notes payable	115,000	387,000
Proceeds from the issuance of Series E preferred stock	215,000	-
Repayment of convertible notes payable	(40,395)	-
Net cash provided by financing activities	289,605	387,000

Net increase (decrease) in cash	(52,066)	48,583
Cash, beginning of period	68,366	18,605

Cash, end of period	$16,300	$67,188

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	4,423	-
Non-cash financing and investing activities:
Debt discount for derivative liabilities	$648,908	$387,000
Common shares issued in conversion of debt	231,875	185,480
Common shares issued in conversion of Series B preferred stock	22,100	12,700
Derivative liability for consultant stock options	545,462	998,134
Settlement of derivative liabilities	166,841	3,617,188
Series E preferred shares issued in conversion of debt	-	16,490,504

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2022, our current liabilities exceeded our current and total assets by $2,565,043 and we had an accumulated deficit of $49,108,095. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022 and December 31, 2021, we believe the amounts reported for cash, accounts payable, accounts payable - related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of June 30, 2022 and December 31, 2021:

	Total	Level 1	Level 2	Level 3
June 30, 2022:
Derivative liabilities	$2,216,843	$-	$-	$2,216,843

Total liabilities measured at fair value	$2,216,843	$-	$-	$2,216,843

December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

During the six months ended June 30, 2022, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities as of December 31, 2021	$1,512,336	$4,412,878	$5,925,214
Addition to liabilities for new debt/shares issued	103,446	545,462	648,908
Elimination of liabilities in debt conversions	(166,841)	-	(166,841)
Change in fair value	(577,118)	(3,613,320)	(4,190,438)

Derivative liabilities as of June 30, 2022	$871,823	$1,345,020	$2,216,843

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three months and six months ended June 30, 2022 and 2021, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three months and six months ended June 30, 2022 and 2021, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Basic weighted average number of shares	371,466,210	174,373,718	337,081,707	165,324,147
Dilutive effect of:
Series B preferred stock	949,400,000	-	949,400,000	-
Series E preferred stock	2,503,333,333	-	2,503,333,333	-
Convertible notes payable	196,946,452	-	196,946,452	-

Diluted weighted average number of shares	4,021,145,995	174,373,718	3,986,761,492	165,324,147

For the three months and six months ended June 30, 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2022 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

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

During the three months and six months ended June 30, 2022 and 2021, consolidated revenues were comprised of revenues from SCS.

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

4. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note - $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of June 30, 2022 and December 31, 2021 matured on March 14, 2015, and is currently in default.

August 29, 2019 Convertible Promissory Note - $25,000 in Default

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matured on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company had no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. As of December 31, 2021, the note had a principal balance of $395 included in convertible notes payable and was in default. In April 2022, the Company and the lender entered into a settlement to extinguish the principal of $395 and related accrued interest payable of $2,320 with a cash payment totaling $2,715.

July 8, 2020 Convertible Promissory Note - $40,000 in Default

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000. The note matured on July 8, 2021. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company had no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense and the note had a principal balance of $40,000 as of December 31, 2021 included in convertible notes payable, in default. Pursuant to an agreement with the lender, the Company agreed to extinguish the debt with four principal payments of $10,000, which were made in the months of February, March, April and May 2022. Accrued interest payable of $6,034 was forgiven by the lender, which amount is reported in other income for the three months ended June 30, 2022.

Convertible Promissory Notes - Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of June 30, 2022 and December 31, 2021matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of June 30, 2022 and December 31, 2021 has been extended to December 31, 2022.

July 12, 2021 Convertible Promissory Note - $43,750

Effective July 12, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of July 12, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,798 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $22,101 and the debt discount has been fully amortized. During the six months ended June 30, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

August 31, 2021 Convertible Promissory Note - $43,750

Effective August 31, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of August 31, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $41,559 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $27,668 and the debt discount has been fully amortized. During the six months ended June 30, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

October 7, 2021 Convertible Promissory Note - $43,750

Effective October 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of October 7, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $42,293 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $32,444 and the debt discount has been fully amortized. During the six months ended June 30, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

November 8, 2021 Convertible Promissory Note - $43,750

Effective November 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of November 8, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $42,123 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $36,007 and the debt discount has been fully amortized. The note had a principal balance of $43,750 as of December 31, 2021. During the six months ended June 30, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

December 14, 2021 Convertible Promissory Note - $43,750

Effective December 14, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of December 14, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $39,616 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $37,771 and the debt discount has been fully amortized. The note had a principal balance of $43,750 as of December 31, 2021. During the six months ended June 30, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

January 6, 2022 Convertible Promissory Note - $38,750

Effective January 6, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of January 6, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,771 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $17,150, resulting in a remaining debt discount of $18,621 as of June 30, 2022. The note had a principal balance of $38,750 as of June 30, 2022.

March 1, 2022 Convertible Promissory Note - $43,750

Effective March 1, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of March 1, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $39,514 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $13,099, resulting in a remaining debt discount of $26,415 as of June 30, 2022. The note had a principal balance of $43,750 as of June 30, 2022.

May 3, 2022 Convertible Promissory Note - $43,750

Effective May 3, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 3, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $39,411 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2022, amortization of debt discount was recorded to interest expense in the amount of $6,263, resulting in a remaining debt discount of $33,148 as of June 30, 2022. The note had a principal balance of $43,750 as of June 30, 2022.

Total accrued interest payable on notes payable was $52,186 and $57,958 as of June 30, 2022 and December 31, 2021, respectively.

5. LONG-TERM CONVERTIBLE NOTES PAYABLE

As discussed in Note 3, on January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC. The Assigned Notes bear interest at an annual rate of 0.39% and mature January 7, 2026. The Assigned Notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception. Amortization of the discount to interest expense was $99,124 during the six months ended June 30, 2022, resulting in a debt discount of $701,533 as of June 30, 2022.

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

During the six months ended June 30, 2022, the holder converted a total of 221 shares of Series B Preferred Stock valued at $22,100 into 14,733,333 shares of the Company’s common stock. During the six months ended June 30, 2021, the holder converted 127 shares of Series B Preferred Stock valued at $12,700 into 8,466,667 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of June 30, 2022 and December 31, 2021, the Company had 14,241 and 14,462 shares of Series B Preferred Stock outstanding, respectively, and recorded as mezzanine at face value of $1,424,100 and $1,446,200, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of convertible promissory notes and accrued interest payable.

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

On April 2, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”), pursuant to which the Investor agreed to purchase up to 45,000 shares of the Company’s Series E Preferred Stock (the “Series E Preferred Stock”) at a purchase price of $100 per share. In accordance with the SPA, the Investor paid for 34,900 Series E Preferred Stock by surrendering to the Company for cancellation, $2,617,690of principal, $826,566 of accrued interest, and $45,740 in fees through April 2, 2021 under various 10% convertible notes held by Investor. The Series E Preferred Stock was valued by an independent valuation firm at $23,393,601 and the Company recognized a loss on debt extinguishment of $16,490,508 and settled derivative liabilities totaling $3,413,097.

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

During the six months ended June 30, 2022, the Investor purchased a total of 2,150 additional shares of Series E Preferred Stock for cash of $215,000, the stated valued of the shares. As of June 30, 2022, the Company had 37,550 shares of Series E Preferred Stock outstanding recorded as mezzanine at face value of $3,755,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

The holders of outstanding Series E Preferred Stock are entitled to receive dividends pari passu with the holders of common stock, except upon a liquidation, dissolution and winding up of the Company, in which case the Shares have a preference. Such dividends will be paid equally to all outstanding Series E Preferred Stock and common stock, on an as-if-converted basis with respect to the Series E Preferred Stock.

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

If the assets to be distributed to holders of the Series E Preferred Stock are insufficient to permit the receipt by such holders of the full preferential amounts, then all of such assets will be distributed among such holders ratably in accordance with the number of such shares then held by each such holder.

Each share of Series E Preferred Stock is convertible into shares of fully paid and non-assessable shares of common stock of the Company at a fixed conversion price of $0.0015 per share.

In no event will holders of Series E Preferred Stock be entitled to convert any such shares, such that upon conversion the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Series E Preferred Stock or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to these limitations), and (2) the number of shares of common stock issuable upon the conversion of Shares, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock. The limitations on conversion may be waived by the Holder upon, at the election of the holder of Shares, not less than 61 days prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the holder of Shares, as may be specified in such notice of waiver).

Except as required by law, holder of Series E Preferred Stock are not entitled to vote, as a separate class or otherwise, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company, provided, however, each holder of outstanding Share will be entitled, on the same basis as holders of common stock, to receive notice of such action or meeting and so long as any Shares remain outstanding, the Company will not, without first obtaining the approval of the holders of at least a majority of the then outstanding Shares voting together as one class alter or change the rights, preferences or privileges of the Shares so as to affect materially and adversely such Shares.

7. CAPITAL STOCK

As of June 30, 2022, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Common Stock

As of June 30, 2022 and December 31, 2021, the Company had 439,243,662 and 276,383,093 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2022, the Company issued a total of 162,860,569 shares of common stock: 144,127,236 shares in consideration for the conversion of $218,750 of principal of convertible notes payable and accrued interest payable of $13,125; 14,733,333 shares in the conversion of 221 shares of Series B preferred shares valued at $22,100 and 4,000,000 shares for services valued at $20,000. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $166,841. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

During the six months ended June 30, 2021, the Company issued a total of 50,941,843 shares of common stock: 37,606,169 in consideration for the conversion of $163,261 of principal of convertible notes payable and accrued interest payable of $22,219; 8,466,667 shares in the conversion of 127 shares of Series B preferred shares valued at $12,700 and 4,869,007 shares for services valued at $143,000. In connection with the convertible debt and Series B preferred stock conversions, the Company reduced derivative liabilities by $3,617,188. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

8. STOCK OPTIONS

As of June 30, 2022, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 854,177,778 shares of common stock to its officers, directors, and consultants.

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

We recognized stock option compensation expense of $752,097 and $353,891 for the three months ended June 30, 2022 and 2021, respectively, and $1,489,012 and $804,649 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had unrecognized stock option compensation expense totaling $5,699,700.

A summary of the Company’s stock options and warrants as of June 30, 2022, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	734,177,778	$0.012	8.06
Granted	120,000,000	$0.008
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of June 30, 2022	854,177,778	$0.011	7.85	$-

Exercisable as of June 30, 2022	237,413,915	$0.015	6.37	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0018 as of June 30, 2022, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the derivative liabilities recorded upon issuance of the February 2022 non-qualified stock options are as follows:

Expected life	4.31 to 5.77 years
Risk free interest rates	2.41% - 2.42%
Expected volatility	287.2% - 313.6%

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

The significant assumptions used in the valuation of the derivative liabilities as of June 30, 2022 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$ 0.0018
Risk free interest rates	2.37% - 4.95%
Years to maturity	0.52 - 5.52
Expected volatility	164.1% - 309.0%

The value of our derivative liabilities was estimated as follows at:

	June 30 2022	December 31, 2021

Convertible notes payable	$871,823	$1,512,336
Stock options	1,345,020	4,412,878

Total	$2,216,843	$5,925,214

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

10. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. Mr. Berliner serves as Chief Executive Officer pursuant to the terms of an Independent Contractor Agreement, for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. The Independent Contractor Agreement provides a base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation. The Company accrued compensation expense to Mr. Berliner of $60,000 and $120,000 for the three months and six months ended June 30, 2022, respectively. Fees payable to Mr. Berliner of $10,000 are included in accounts payable - related party as of December 31, 2021.

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President and Acting Chief Financial Officer and Secretary is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $30,000 and $60,000 for the three months and six months ended June 30, 2022 and 2021, respectively. Fees payable to Mr. Beifuss of $20,000 are included in accounts payable - related party as of June 30, 2022 and December 31, 2021.

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

Operating Lease

As of June 30, 2022, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

On September 5, 2017, we entered into an operating sublease for office space. The base rent for the sublease is $1,000 per month for a period of one year and month-to-month thereafter.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months. The lease agreement required a $500 security deposit and monthly lease payments of $500.

For the three months ended June 30, 2022 and 2021, the Company recognized operating lease cost of $2,500 and $3,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized operating lease cost of $6,500 and $6,000, respectively.

Consulting Agreements

As further discussed in Note 10, we entered into that certain Independent Contractor Agreement with Rich Berliner, our Chief Executive Officer, for payment of monthly compensation of $20,000. The agreement has an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner.

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

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Convertible Note Conversions

Subsequent to June 30, 2022, a lender converted principal of $38,750 and $2,050 accrued interest payable into a total of 43,636,364 shares of the Company’s common stock, extinguishing in full the January 6, 2022 Convertible Note.

Sales of Series E Preferred Stock

On July 11, 2022, an investor purchased 650 additional shares of Series E Preferred Stock for cash of $65,000, the stated valued of the shares. On August 5, 2022, the investor purchased 500 additional shares of Series E Preferred Stock for cash of $50,000, the stated valued of the shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis of Financial Condition is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. Certain statements “’”below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward-looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022, and in other reports filed by us with the SEC.

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

To rapidly enter the market, we plan to acquire or partner with companies that have a portfolio of real estate that could be activated to meet the demands of 5G networks. Our goal is to become a “landlord” of tomorrow’s wireless communications assets. In furtherance of our objective, as further discussed below, on or about January 7, 2021, we closed on the acquisition of substantially all of the assets of SmallCellSite.com, LLC (“SCS LLC”), a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

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

Asset Purchase Agreement

On January 7, 2021, the Company, SCS LLC and SmallCellSite.com LLC, a Virginia limited liability company (“SCS LLC”), and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company ((“SCS”) entered into an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of SCS LLC’s wireless communications marketing and database services business in consideration for a total purchase price of $10,000 in cash and a five-year convertible promissory note in the amount of $1,000,000 made in favor of SCS or its assignees (the “Note”). Pursuant to the APA, SCS LLC instructed the Company to assign $500,000 principal amount of the Note to each of SCS’s two members. SCS LLC is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

The SCS LLC business acquisition has been accounted for as a purchase and, effective January 7, 2021, the accounts of SCS are consolidated with those of the Company.

Results of Operations

Three Months and Six Months Ended June 30, 2022 Compared to the Three Months and Six Months Ended June 30, 2021

Revenues

As discussed above, the purchase of the operating assets of SCS was effective January 7, 2021, with SCS revenues included in our consolidated statement of operations from that date forward. Revenues were $5,672 and $4,906 for the three months ended June 30, 2022 and 2021, respectively, and $11,526 and $11,244 for the six months ended June 30, 2022 and 2021, respectively. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues.

General and Administrative Expenses

General and administrative expenses increased to $936,002 in the three months ended June 30, 2022 from $513,131 in the three months ended June 30, 2021, and increased to $1,872,093 in the six months ended June 30, 2022 from $1,248,079 in the six months ended June 30, 2021. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees. In addition, we recognized non-cash stock option compensation expense of $752,097 and $353,891 for the three months ended June 30, 2022 and 2021, respectively, and $1,489,012 and $804,649 for the six months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization Expense

Our property and equipment were fully depreciated as of June 30, 2022. Depreciation and amortization expense of $500 in each of the three months ended June 30, 2022 and 2021 and $1,000 in each of the six months ended June 30, 2022 and 2021 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Other Income (Expense)

Our interest expense decreased to $158,642 in the three months ended June 30, 2022 from $349,043 in the three months ended June 30, 2021 and decreased to $309,436 in the six months ended June 30, 2022 from $512,503 in the six months ended June 30, 2021. The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount as we have had multiple convertible notes payable fully converted to common stock. In addition, on April 2, 2021, an accredited investor converted $2,618,690 of principal and $872,306 of accrued interest under various 10% convertible notes payable held by the investor to a total of 34,800 shares of our Series E Preferred Stock, reducing our overall convertible debt interest. The increase or decrease in our interest expense results primarily from the timing of amortization of debt discount recorded on our convertible promissory notes.

We recognized a gain on forgiveness of debt of $6,304 in the three months and six months ended June 30, 2022. Pursuant to an agreement with a lender, the Company agreed to extinguish a convertible promissory note in the principal amount of $40,000 with four payments of $10,000, which were made in the months of February, March, April and May 2022. Accrued interest payable of $6,034 was forgiven by the lender in May 2022, which amount is reported as other income. We recognized a gain on forgiveness of debt of $9,501 in the three months and six months ended June 30, 2021 resulting from forgiveness of our PPP Loan.

We reported a loss on extinguishment of debt of $16,490,508 in the three months and six months ended June 30, 2021 resulting from the issuance of Series E Preferred Stock in consideration for the conversion of convertible notes payable, accrued interest payable and fees. The Series E Preferred Stock was recorded at fair value of $23,393,601 as estimated by an independent valuation firm, resulting in a loss of $16,490,508 after recording the reduction of debt, accrued interest payable and derivative liabilities. There was no gain or loss on extinguishment of debt recorded in the three months and six months ended June 30, 2022.

We reported a gain on change in derivative liabilities of $2,736,905 and $13,010,236 in the three months ended June 30, 2022 and 2021, respectively, and $4,190,438 and $3,694,893 in the six months ended June 30, 2022 and 2021, respectively. We estimate the fair value of the derivatives associated with our convertible notes and stock options using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income (Loss)

Primarily as a result of the non-cash gains on change in derivative liabilities, we reported net income of $1,653,467 and $2,025,469 in the three months and six months ended June 30, 2022, respectively. Primarily as a result of the non-cash loss on extinguishment of debt, we reported net losses of $4,328,539 and $14,536,452 in the three months and six months ended June 30, 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $16,300, comprised of cash, and total current liabilities of $2,581,343, resulting in a working capital deficit of $2,565,043. Included in our current liabilities as of June 30, 2022 are derivative liabilities totaling $2,216,843, which we do not anticipate will require cash payments to settle.

We have funded our operations primarily from the proceeds of convertible notes payable and proceeds from the issuance of our Series E Preferred Stock. During the six months ended June 30, 2022, we received net proceeds from convertible notes payable of $115,000 and proceeds from the issuance of Series E Preferred Stock of $215,000. We also repaid convertible notes payable principal of $40,395.

Recent Financings

On July 11, 2022, an investor purchased 650 additional shares of Series E Preferred Stock for cash of $65,000, the stated value of the shares. On August 5, 2022, the investor purchased 500 additional shares of Series E Preferred Stock for cash of $50,000, the stated valued of the shares.

Sources and Uses of Cash

During the six months ended June 30, 2022, we used net cash of $341,171 in operating activities as a result of our net income of $2,025,469, non-cash expenses totaling $1,801,639, and increases in accounts payable of $29,566, accrued expenses of $1,274, and accrued interest, notes payable of $7,353, offset by non-cash gains totaling $4,196,472 and a decrease in accounts payable - related party of $10,000.

During the six months ended June 30, 2021, we used net cash of $328,417 in operating activities as a result of our net loss of $14,536,452, non-cash gains totaling $3,704,394, increase in accounts receivable of $1,144, decreases in accounts payable of $21,813 and accounts payable - related party of $20,000, partially offset by non-cash expenses totaling $17,826,726 and increases in accrued expenses of $3,726, and accrued interest, notes payable of $124,934.

During the six months ended June 30, 2022, we used net cash of $500 in investing activities, comprised of the payment of deposits.

During the six months ended June 30, 2021, we used net cash of $10,000 in investing activities, comprised of the payment made in the SCS business acquisition.

Net cash provided by financing activities was $289,605 during the six months ended June 30, 2022, comprised of proceeds from convertible notes payable of $115,000 and proceeds from the issuance of Series E Preferred Stock of $215,000, partially offset by repayment of convertible notes payable of $40,395.

Net cash provided by financing activities was $387,000 during the six months ended June 30, 2021, comprised of proceeds from convertible notes payable.

Historically, proceeds received from the issuance of debt and preferred stock have been sufficient to fund our current operating expenses. We estimate that we will need to raise substantial capital or financing over the next twelve months in order to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Therefore, our future operations are dependent on our ability to secure additional financing. Our recent funding opportunities have been limited due to downturns in the U.S. equity and debt markets resulting from the world-wide Covid-19 pandemic. Future financing transactions, if available, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and continued downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of June 30, 2022, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However as of June 30, 2022, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, inflation and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022 and December 31, 2021, we believe the amounts reported for cash, accounts payable, accounts payable - related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

29

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of June 30, 2022 and December 31, 2021:

	Total	Level 1	Level 2	Level 3
June 30, 2022:
Derivative liabilities	$2,216,843	$-	$-	$2,216,843

Total liabilities measured at fair value	$2,216,843	$-	$-	$2,216,843

December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2022 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2022, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s annual report on Form 10-K filed on March 28, 2022.

’

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, the Company issued a total of 111,185,856 shares of common stock to investors in consideration for the conversion of $131,250 of principal of convertible notes payable and accrued interest payable of $7,875. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $100,500.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 8, 2022.

DIGITAL LOCATIONS, INC.

By:	/s/ Rich Berliner
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer (Principal Financial/Accounting Officer)

