Form 10-K
period 2022-12-31
Digital Locations, Inc.
filed 2023-03-20
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC Markets, LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2022 was $773,038.

The number of shares of registrant’s common stock outstanding, as of March 20, 2023 was 665,688,783.

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

With our purchase of SmallCellSite.com, LLC’s assets, we acquired proprietary web-based software which allows wireless carriers to access www.smallcellsite.com and search regionally for available properties that can be activated with wireless technology, producing revenue for both the site owner and Digital Locations.This aggregation of available property data reduces site acquisition timeframes for the large wireless carriers and makes it easier for them to source, validate, and activate properties.

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

Recent Transactions

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

Human Capital Resources

As of the date of this report, we have two part-time employees. We have arrangements with various independent contractors and consultants to meet the current needs of the Company, including management, accounting, investor relations, and other administrative functions.

Available Information

Our common stock is quoted on the “Pink Sheets” published by OTC Markets Group, Inc. under the symbol “DLOC.” We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

Our principal business address is 1117 State Street, Santa Barbara, California 93101. We maintain our corporate website at https://digitallocations.com/ (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). We make available free of charge on https://digitallocations.com/investors/ our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are in the early stages of development and have limited operating history on which you can base an investment decision.

We were formed in August 2006, but recently changed our business focus. We have generated no revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2022 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing. Our ability to obtain additional financing and generate revenue will depend on whether we can successfully develop and acquire a large portfolio of cell tower sites to make the transition from a development stage company to an operating company. We expect to continue to incur losses. In making your evaluation of our business, you should consider that we are a start-up business focused on developing and acquiring a portfolio of cell tower sites and operate in a rapidly evolving industry. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant portfolio of cell tower sites, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

For the period from our inception, August 25, 2006, through December 31, 2022, we incurred an aggregate net loss, and had an accumulated deficit, of $50,164,550. For the years ended December 31, 2022 and 2021, we incurred operating losses of $3,635,616 and $4,699,941, respectively. We reported net income of $969,014 for the year ended December 31, 2022, resulting primarily from a gain on change in derivative liability, and a net loss of $13,120,527 for the year ended December 31, 2021. Our operating losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our new business plan, if feasible.  We believe we will require significant funding to make this transition, if full-scale development is commercially justified. If we do make such transition, we expect our business to grow significantly in size and complexity.  This growth is expected to place significant additional demands on our management, systems, internal controls, and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems, and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

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

The future impact of the Covid-19 pandemic on companies continues to evolve and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of December 31, 2022, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19.  However, as of December 31, 2022, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Our Articles of Incorporation authorize our Company to issue up to 20,000,000 shares of preferred stock, of which 1,000 shares have been designated as Series A Preferred Stock, 30,000 shares have been designated as Series B Preferred Stock, 36,000 shares have been designated as Series C Preferred Stock, 1,000 shares have been designated as Series D Preferred Stock, and 45,000 shares have been designated as Series E Preferred Stock. As of the date of this report, there are no shares of Series A Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock issued and outstanding.  As of March 20, 2023, 14,241 shares of Series B Preferred Stock were issued and outstanding and 40,600 shares of Series E Preferred Stock were issued and outstanding.  We can issue additional shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement.  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 665,688,783 shares of our common stock outstanding as of March 20, 2023, approximately 655,910,924 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We rent our principal office space in an executive office suite facility on a month-to-basis at a rate of $79 per month.

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

As of March 20, 2023, there were 100 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

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

As of March 20, 2023, our common stock was held by 100 stockholders of record, and we had 604,150,321 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, New Jersey 07601.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2022, the Company issued a total of 78,461,251 shares of common stock upon the conversion of $43,750 of principal of convertible notes payable and accrued interest payable of $2,625. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $33,594.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Current Overview

On January 7, 2021, the Company, SmallCellSite.com LLC, a Virginia limited liability company (“SCS LLC”), and SmallCellSite, Inc., a newly formed Nevada corporation and wholly owned subsidiary of the Company (“SCS”) entered into an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of SCS LLC’s wireless communications marketing and database services business in consideration for a total purchase price of $10,000 in cash and a five-year convertible promissory note in the amount of $1,000,000 made in favor of SCS or its assignees (the “Note”). Pursuant to the APA, SCS LLC instructed the Company to assign $500,000 principal amount of the Note to each of SCS’s two members. SCS LLC is a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.

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

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021

Revenues

As discussed above, the purchase of the operating assets of SCS LLC was effective January 7, 2021, with SCS revenues included in our consolidated statement of operations from that date forward. Revenues were $23,068 and $24,029 for the years ended December 31, 2022 and 2021, respectively. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues.

General and Administrative Expenses

General and administrative expenses increased to $3,656,684 in the year ended December 31, 2022 from $2,625,881 in the year ended December 31, 2021. The increase in general and administrative expenses in the current year is due primarily to increased consulting and professional fees paid related to management of the Company and the identification of new business opportunities for the Company. In addition, we reported non-cash compensation expense from the issuance of non-qualified stock options of $2,986,546 in the year ended December 31, 2022 compared to $1,699,964 in the year ended December 31, 2021. The increased stock option compensation was partially offset by a decrease in the current year in non-cash stock-based compensation for common stock issued to consultants for services valued at $20,000 in the year ended December 31, 2022 compared to $416,200 in the year ended December 31, 2021.

Depreciation and Amortization Expense

Our property and equipment were fully depreciated as of December 31, 2020. Depreciation and amortization expense of $2,000 in each of the years ended December 31, 2022 and 2021 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Impairment of Assets

The excess of the total purchase price paid over the value assigned to the identifiable tangible assets acquired in the APA of $2,096,089 was recorded as goodwill. The goodwill was not amortized but evaluated periodically for impairment. As of December 31, 2021, management determined that it was more likely than not that the recorded value of goodwill would not be recovered. Consequently, a non-cash impairment of assets expense of $2,096,089 was recorded for the year ended December 31, 2021.  There was no impairment of assets expense for the year ended December 31, 2022.

Other Income (Expense)

Total other income was $4,604,630 for the year ended December 31, 2022.  Total other expense was $8,420,586 for the year ended December 31, 2021.

Our interest expense decreased to $509,633 in the year ended December 31, 2022 from $919,095 in the year ended December 31, 2021. The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount as we have had multiple convertible notes payable fully converted to common stock. In addition, on April 2, 2021, an accredited investor converted $2,618,690 of principal and $872,306 of accrued interest under various 10% convertible notes payable held by the investor to a total of 34,800 shares of our Series E Preferred Stock, reducing our overall convertible debt interest. The increase or decrease in our interest expense results primarily from the timing of amortization of debt discount recorded on our convertible promissory notes. We also have increased our funding from the proceeds of Series E preferred stock in the current year, which financial instrument is non-interest bearing.

We reported a gain on change in derivative liabilities of $5,108,229 and $8,979,516 in the years ended December 31, 2022 and 2021, respectively.  We estimate the fair value of the derivatives associated with our convertible notes payable and stock options using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We recognized a gain on forgiveness of debt of $6,304 in the year ended December 31, 2022. Pursuant to an agreement with a lender, the Company agreed to extinguish a convertible promissory note in the principal amount of $40,000 with four payments of $10,000, which were made in the months of February, March, April and May 2022. Accrued interest payable of $6,034 was forgiven by the lender in May 2022, which amount is reported as other income.

We reported a loss on extinguishment of debt of $16,490,508 in year ended December 31, 2021 resulting from the issuance of Series E Preferred Stock in consideration for the conversion of convertible notes payable, accrued interest payable and fees.  The Series E Preferred Stock was recorded at fair value of $23,393,601 as estimated by an independent valuation firm, resulting in a loss of $16,490,508 after recording the reduction of debt, accrued interest payable and derivative liabilities.

Net Income (Loss)

As a result of the activity discussed above, we reported net income of $969,014 in the year ended December 31, 2022 and a net loss of $13,120,527 in the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had total current assets of $31,113, comprised of cash, and total current liabilities of $1,517,823, resulting in a working capital deficit of $1,486,720. Included in our current liabilities as of December 31, 2022 are derivative liabilities totaling $1,233,679, which we do not anticipate will require cash payments to settle.

Our liquidity was substantially improved with the issuance of shares of Series E Preferred Stock on April 2, 2021, where $2,617,690 of principal of convertible notes payable, $826,566 of accrued interest payable, and $45,740 of fees were converted to shares of Series E Preferred Stock. The Series E Preferred Stock is recorded as Mezzanine in our consolidated balance sheets.

We have funded our operations primarily from the proceeds from the issuance of our Series E Preferred Stock and, to a lesser extent, the proceeds of convertible notes payable. During the year ended December 31, 2022, we received net proceeds from Series E Preferred Stock of $520,000 and proceeds from convertible notes payable of $150,000. We also repaid convertible notes payable principal of $40,395.

Recent Financings

On January 5, 2023, an investor purchased 550 additional shares of Series E Preferred Stock for cash of $55,000, the stated valued of the shares.

On February 6, 2023, an investor purchased 620 additional shares of Series E Preferred Stock for cash of $62,000, the stated valued of the shares.

On March 8, 2023, an investor purchased 550 additional shares of Series E Preferred Stock for cash of $55,000, the stated valued of the shares.

Sources and Uses of Cash

During the year ended December 31, 2022, we used net cash of $666,358 in operating activities as a result of our net income of $969,014, non-cash expenses totaling $3,491,605 and an increase in accrued interest, notes payable of $21,712, offset by non-cash gains totaling $5,114,263 and decreases in accounts payable of $13,880, accounts payable – related party of $20,000, and accrued expenses and other current liabilities of $546.

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

During the year ended December 31, 2022, we used net cash of $500 in investing activities, comprised of the payment of deposit.

During the year ended December 31, 2021, we used net cash of $10,000 in investing activities, comprised of the payment made in the SCS business acquisition.

Net cash provided by financing activities was $629,605 during the year ended December 31, 2022, comprised of proceeds from convertible notes payable of $150,000 and proceeds from the issuance of Series E Preferred Stock of $520, partially offset by repayment of convertible notes payable of $40,395.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of December 31, 2022, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19.  However as of December 31, 2022, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2022 and 2021, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2022 and 2021:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

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

Through its wholly owned subsidiary and effective January 7, 2021, the Company acts as an intermediary or agent to facilitate a platform through which property owners market real estate, physical assets and billboards to wireless telephone carriers for placement of wireless communications network equipment. Contracts have been signed among the Company, the property owner, and the wireless telephone operator.  Monthly payments are received by the Company from the wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues in the accompanying statements of operations.

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

During the year ended December 31, 2022, the Company adopted ASC 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entities Own Equity (Subtopic 815-40).” ASC 2020-6 reduces the number of acceptable methods of accounting models for convertible debt instruments and convertible preferred stocks. The implementation of ASC 2020-6 had no material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2022, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2022, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members. Since this entity level control has a pervasive effect across the organization, management has determined that this circumstance constitutes a material weakness.

2.

As of December 31, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2022, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Controls

During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all of our directors and executive officers. Our Board of Directors is currently comprised of three members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position
Rich Berliner	69	Chief Executive Officer, Director
William E. Beifuss, Jr.	77	President, Acting Chief Financial Officer, Secretary, Chairman of the Board of Directors
Byron Elton	69	Director

The principal occupations and business experience for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

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

Byron Elton —Director.  Mr. Elton has been a director of the Company since March 16, 2009 and the Chairman of the Board of Directors from March 16, 2009 to December 1, 2021. He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations.  From January 2014 to the present, he has served on the Board of Directors of OriginClear, Inc.  From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles.  From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm.  He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008.  Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton’s extensive senior level management experience, specifically in new business development and partnership strategies, qualify him to serve on the Board of Directors.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company and its shareholders to separate these roles.

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

Board Committees

Director Independence. The board of directors has analyzed the independence of each director and has concluded that Byron Elton is considered an independent director in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities and The Nasdaq Capital Market.

Audit Committee.  Our Board of Directors has appointed an audit committee. During our fiscal year ended December 31, 2022, our audit committee was comprised of Byron Elton, who also serves as our audit committee financial expert. Mr. Elton qualifies as independent as defined in Rule 4200 of the listing standards of The Nasdaq Capital Market. Our audit committee is authorized to:

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

The audit committee held four meetings during fiscal year ended December 31, 2022.

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

The Elements of Digital Location’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2022, all executive officer base salary decisions were approved by the Board of Directors.

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

Equity Incentive Awards

In November 2011, our Board adopted a stock option plan (the “2011 Plan”) under which 2,000,000 shares of common stock have been reserved for issuance. No stock option awards have yet been made to any of our Named Executives or other officers or employees of Digital Locations under the 2011 Plan. Our Board granted a total of 6,223 stock options, on a post Stock-Split basis, to officers and directors outside of our 2011 Plan. The 6,223 stock options expired unexercised in September 2020.

On October 19, 2020, our Board granted non-qualified stock options outside of the 2011 Plan to purchase 5,000,000 shares of our common stock to our current Chief Executive Officer. These non-qualified stock options vest 1/24th per month over 24 months and are exercisable on a cash or cashless basis at $0.0108 per share for a period of five years from the date of issuance.

On December 22, 2020, our Board granted non-qualified stock options outside of the 2011 Plan to purchase 25,000,000 shares of our common stock to our current President, 5,000,000 shares of our common stock to a member of our Board of Directors, and a total of 175,000,000 shares of our common stock to two consultants. These non-qualified stock options vest 1/36th per month over 36 months and are exercisable on a cash or cashless basis at $0.017 per share for a period of five years from the date of issuance.

On January 28, 2021, our Board granted non-qualified stock options outside of the 2011 Plan to purchase a total of 20,000,000 shares of our common stock to two employees. These non-qualified stock options vest 1/36th per month over 36 months and are exercisable on a cash or cashless basis at $0.05 per share for a period of five years from the date of issuance.

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

On February 8, 2022, our Board granted non-qualified stock options outside of the 2011 Plan to purchase a total of 45,000,000 shares of our common stock to a consultant. These non-qualified stock options vest 1/36th per month over 36 months and are exercisable on a cash or cashless basis at $0.0081 per share for a period of ten years from the date of issuance.

On February 8, 2022, our Board granted non-qualified stock options outside of the 2011 Plan to purchase a total of 75,000,000 shares of our common stock to our President and Chairman of our Board of Directors. These non-qualified stock options vest 1/36th per month over 36 months and are exercisable on a cash or cashless basis at $0.0081 per share for a period of ten years from the date of issuance.

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

Executive Officer Compensation

The following table sets forth the annual compensation paid or accrued by us for the years ended December 31, 2022 and 2021 for services rendered in all capacities by our Chief Executive Officer, our President, and our two most highly compensated consultants whose total compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Rich Berliner, Chief Executive Officer (2)	2022 2021	- -	- -	- -	- 3,727,046	- -	- -	240,000 20,000	240,000 3,747,046

William E. Beifuss, Jr. - President, Acting Chief Financial Officer and Secretary (3)	2022 2021	- -	- -	- -	340,914 -	- -	- -	120,000 120,000	460,914 120,000

Andrew Van Noy – Consultant (4)	2022 2021	- -	- -	- -	- -	- -	- -	- 343,000	- 343,000

Gerard Hug – Consultant (5)	2022 2021	- -	- -	- -	204,548 -	- -	- -	20,000 60,000	224,548 60,000

(1)	Other compensation consists of consulting fees paid pursuant to Independent Contractor Agreements. As of December 31, 2022, unpaid consulting fees payable were $10,000 to Mr. Beifuss.
(2)	Effective December 1, 2021, Mr. Berliner was appointed to serve as Chief Executive Officer of the Company. Previously, Mr. Berliner served as a consultant to the Company.
(3)

On December 1, 2021, William E. Beifuss resigned from his position as Chief Executive Officer of the Company, a position he held since September 30, 2019.  Mr. Beifuss serves as the Company’s President, Acting Chief Financial Officer and Secretary, positions he has held since May 10, 2013.

(4)

Consulting fees to Andrew Van Noy, dba Real Transition Capital, were comprised of $110,000 paid in cash and $233,000 paid in shares of the Company’s common stock in the year ended December 31, 2021.  Payments were made pursuant to an Independent Contractor/Advisory Agreement effective July 6, 2020, which was terminated in the year ended December 31, 2021.

(5)

Consulting fees to Gerard Hug were comprised of $20,000 and $60,000 paid in shares of the Company’s common stock in the years ended December 31, 2022 and 2021, respectively.  Payments were made pursuant to an Independent Contractor/Advisory Agreement effective July 6, 2020, which was terminated in the year ended December 31, 2022.

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

Grants of Equity Awards – Fiscal Year 2022

The following table sets forth information with respect to grants of equity to our Named Executive Officers during the year ended December 31, 2022.

Grants of Equity Awards

Name	Grant Date	Number of Securities Underlying Options	Option Exercise Price	Option Expiration Date

William E. Beifuss, Jr., President and Acting Chief Financial Officer (1)	02/08/2022	75,000,000	$0.0081	02/08/2032

(1)

On February 8, 2022, Mr. Beifuss was granted non-qualified stock options to purchase 75,000,000 shares of our common stock at an exercise price of $0.0081 per share exercisable on a cash or cashless basis until February 8, 2032 in consideration for his services to us. These options vest ratably over 36 months for as long as Mr. Berliner is an employee or consultant of the Company.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	Expiration Date

Rich Berliner, Chief Executive Officer (1)	5,000,000	-	-	$.0108	10/19/2025

Rich Berliner, Chief Executive Officer (2)	182,000,000	322,000,000	-	$.0074	12/01/2031

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary (3)	17,361,111	7,638,889	-	$0.017	12/22/2025

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary (4)	22,916,663	52,083,337	-	$0.0081	02/08/2032

Andrew Van Noy – Consultant (5)	104,166,667	45,833,333	-	$0.017	12/22/2025

Gerard Hug– Consultant (6)	17,361,111	7,638,889	-	$0.017	12/22/2025

Gerard Hug– Consultant (7)	13,750,000	31,250,000	-	$0.0081	02/08/2032

30

 ____________________________

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

(4)

On February 8, 2022, Mr. Beifuss was granted non-qualified stock options to purchase 75,000,000 shares of our common stock at an exercise price of $0.0081 per share exercisable on a cash or cashless basis until February 8, 2032 in consideration for his services to us. These options vest 1/36th per month, commencing on February 8, 2022, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of the Company.

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

(6)

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

(7)

On February 8, 2022, Mr. Hug was granted non-qualified stock options to purchase 45,000,000 shares of our common stock at an exercise price of $0.0081 per share exercisable on a cash or cashless basis until February 8, 2032 in consideration for his services to us. These options vest 1/36th per month, commencing on February 8, 2022, on a monthly basis for as long as Mr. Hug is an employee or consultant of the Company.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2022.

Director Compensation

Non-employee directors may receive compensation for their services, including the grant of stock options, and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

During the fiscal year ended December 31, 2022, we paid no compensation to our non-employee director, Byron Elton.

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

31

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

The Board of Directors may, insofar as permitted by law, from time to time, suspend or terminate the 2011 Plan or revise or amend it in any respect whatsoever, except that without the approval of our stockholders, no such revision or amendment will (i) increase the number of shares subject to the 2011 Plan, (ii) reduce the exercise price of outstanding options or effect repricing through cancellations and re-grants of new options, (iii) materially increase the benefits to participants, (iv) materially change the class of persons eligible to receive grants under the 2011 Plan; (v) decrease the exercise price of any grant  to below 100% of the fair market value on the date of grant; or (vi) extend the term of any options beyond that provided in the 2011 Plan; provided, however, no such action will alter or impair the rights and obligations under any option, or stock award, or restricted stock purchase offer outstanding as of the date thereof without the written consent of the participant thereunder.  As of the date of this report, no stock options are currently outstanding under our 2011 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2023, the number of and percent of our common stock beneficially owned by:

•	each of our directors;

•	each of our named executive officers;

•	each holder of 5% or more of our common stock;

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 20, 2023 upon the exercise of options, warrants, or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants, or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 20, 2023 have been exercised and converted. The address for each of the below is c/o Digital Locations, Inc., 3700 State Street, Suite 350, Santa Barbara, California 93105.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned	Percent Owned (1)

Rich Berliner, Chief Executive Officer, Director (2)	257,000,000	27.85%

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary, Chairman of the Board of Directors (3)	63,944,495	8.88%

Byron Elton, Director (4)	4,166,695	*

Andrew Van Noy (5)	129,607,817	16.39%

Gerard Hug (6)	49,253,355	6.97%

All Executive Officers and Directors as a Group (3 persons)	325,111,190	37.36%

*	Indicates beneficial ownership of less than 1%.

(1)	Based upon 665,688,783 common shares issued and outstanding as of March 20, 2023.

(2)	Includes 257,000,000 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2023.

(3)	Includes 54,166,661 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2023.

(4)	Includes 4,166,667 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2023.

(5)	Includes 125,000,000 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2023. Mr. Van Noy is a consultant to the Company.

(6)	Includes 40,833,333 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2023. Mr. Hug is a consultant to the Company.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance from inception (April 24, 2006) through December 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	854,177,778	$0.011	0

Total	854,177,778	$0.011	0

(1) Consists of options to purchase a total of 834,177,778 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since January 1, 2021, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Certain Relationships and Related Transactions

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors.  On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation. The Company accrued compensation expense to Mr. Berliner of $240,000 and $20,000 for the years ended December 31, 2022 and 2021, respectively. Fees payable to Mr. Berliner of $20,000 were included in accounts payable – related party as of December 31, 2021.

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

On December 1, 2021, William E. Beifuss, Jr. resigned from his position as Chief Executive Officer of the Company. Mr. Beifuss will continue to serve as the Company’s President, Acting Chief Financial Officer and Secretary. Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, Mr. Beifuss is to receive fees of $10,000 per month.The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2022 and 2021. Fees payable to Mr. Beifuss of $10,000 and $20,000 are included in accounts payable – related party as of December 31, 2022 and 2021, respectively.

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

On February 8, 2022, the Company issued to Mr. Beifuss non-qualified stock options to purchase up to a total of 75,000,000 shares of our common stock. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of ten years from the date of grant at an exercise price of $0.0081 per share.

Director Independence

We currently have one independent director, Byron Elton, as that term is defined by the listing standards of The Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by M&K CPAS, PLLC in the years ended December 31, 2022 and 2021 for the audit and reviews of our financial statements totaled approximately $36,850 and $36,175, respectively.

Audit-Related Fees

We incurred no audit-related fees during the years ended December 31, 2022 and 2021 to M&K CPAS, PLLC.

Tax Fees

We incurred fees to M&K CPAS, PLLC. for tax compliance services of $1,800 and $1,825 for the years ended December 31, 2022 and 2021, respectively.

All Other Fees

There were no fees billed to us by to M&K CPAS, PLLC for services other than the services described above under “Audit Fees,” “Audit-Related Fees” during the years ended December 31, 2022 and 2021.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

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

37

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

4.2+	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Report on Form 8-Kfiled on December 29, 2020)

4.3+	Non-Qualified Stock Option Agreement issued by Digital Locations, Inc, to William E. Beifuss, Jr. (Incorporated by reference to the Company’s Current Report on Form 8-Kfiled on December 29, 2020)

4.4+

Non-Qualified Stock Option Award Agreement between Digital Locations, Inc. and Rich Berliner, dated December 1, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021)

4.5+*	Non-Qualified Stock Option Award Agreement between Digital Locations, Inc. and William E. Beifuss, Jr., dated February 8, 2022

4.6	Description of Securities (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.1+	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.2+

Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.3	Form of Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2017)

10.4	Convertible Promissory Note, dated August 29, 2019 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

10.5	Convertible Promissory Note, dated July 8, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.6	Asset Purchase Agreement, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.7	Convertible Promissory Note with Baryalai Azmi, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.8	Convertible Promissory Note with Shervin Gerami, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.9	Convertible Promissory Note, dated July 12, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.10	Convertible Promissory Note, dated August 31, 2021(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.11	Convertible Promissory Note, dated October 7, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.12+

Independent Contractor Agreement, by and between Rich Berliner and Digital Locations, Inc., dated December 1, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021)

10.13	Convertible Promissory Note, dated November 8, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.14	Convertible Promissory Note, dated December 14, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.15	Convertible Promissory Note, dated January 6, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.16	Convertible Promissory Note, dated March 1, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.17*	Convertible Promissory Note, dated May 3, 2022

10.18*	Convertible Promissory Note, dated August 24, 2022

21.1	Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-K for year ended December 31, 2020 filed on March 29, 2021)

31.1*	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document.

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith

+Management contract or incentive plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Locations, Inc.

Date: March 20, 2023	By:	/s/ Rich Berliner
Rich Berliner
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William E. Beifuss, Jr.	CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT,	March 20, 2023
William E. Beifuss, Jr.	ACTING CHIEF FINANCIAL OFFICER, SECRETARY, (PRINCIPAL FINANCIAL OFFICER)

/s/ Byron Elton	DIRECTOR	March 20, 2023
Byron Elton

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Locations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Locations, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

Houston, TX

March 16, 2023

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$31,113	$68,366
Total current assets	31,113	68,366

Other assets:
Deposits	500	-
Intangible assets, net	6,000	8,000

Total assets	$37,613	$76,366

LIABILITIES, MEZZANINE AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$113,187	$127,067
Accounts payable – related party	10,000	30,000
Accrued expenses and other current liabilities	3,729	4,275
Accrued interest, notes payable	53,212	57,958
Derivative liabilities	1,233,679	5,925,214
Convertible notes payable, in default	29,500	69,895
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $22,834 and $155,991, at December 31, 2022 and 2021, respectively	15,916	62,759
Total current liabilities	1,517,823	6,335,768

Long-term liabilities – convertible notes payable, net of discount of $600,767 and $800,657, at December 31, 2022 and 2021, respectively	399,233	199,343

Total liabilities	1,917,056	6,535,111

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 and 14,462 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,424,100	1,446,200
Series E, 40,600 and 35,400 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,060,000	3,540,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 604,150,321 and 276,383,093 shares issued and outstanding at December 31, 2022 and 2021, respectively	604,150	276,383
Additional paid-in capital	42,196,857	39,412,236
Accumulated deficit	(50,164,550)	(51,133,564)

Total stockholders’ deficit	(7,363,543)	(11,444,945)

Total liabilities, mezzanine and stockholders’ deficit	$37,613	$76,366

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021

Revenues	$23,068	$24,029

Operating expenses:
General and administrative	3,656,684	2,625,881
Depreciation and amortization	2,000	2,000
Impairment of assets	-	2,096,089

Total operating expenses	3,658,684	4,723,970

Loss from operations	(3,635,616)	(4,699,941)

Other income (expense):
Interest expense	(509,633)	(919,095)
Gain on change in derivative liabilities	5,108,229	8,979,516
Gain (loss) on extinguishment of debt	6,034	(16,490,508)

Total other income (expense)	4,604,630	(8,420,586)

Income (loss) before income taxes	969,014	(13,120,527)
Provision for income taxes	-	-

Net income (loss)	$969,014	$(13,120,527)

Weighted average number of common shares:
Basic	433,143,911	195,725,543
Diluted	4,337,208,296	195,725,543

Net income (loss) per common share:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

Year Ended December 31, 2022

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	14,462	$1,446,200	35,400	$3,540,000	276,383,093	$276,383	$39,412,236	$(51,133,564)	$(11,444,945)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	312,879,106	312,878	52,546	-	365,424
Issuance of common stock for services	-	-	-	-	4,000,000	4,000	16,000	-	20,000
Common shares cancelled	-	-	-	-	(3,845,211)	(3,845)	3,845	-	-
Issuance of common stock for conversion of Series B preferred stock	(221)	(22,100)	-	-	14,733,333	14,734	7,366	-	22,100
Issuance of Series E preferred stock for cash	-	-	5,200	520,000	-	-	-	-	-
Issuance of consultant stock options	-	-	-	-	-	-	(545,462)	-	(545,462)
Vesting of consultant stock options	-	-	-	-	-	-	2,986,546	-	2,986,546
Settlement of derivative liabilities	-	-	-	-	-	-	263,780	-	263,780
Net income	-	-	-	-	-	-	-	969,014	969,014

Balance, December 31, 2022	14,241	$1,424,100	40,600	$4,060,000	604,150,321	$604,150	$42,196,857	$(50,164,550)	$(7,363,543)

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

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$969,014	$(13,120,527)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,000	2,000
Amortization of debt discount	483,059	774,910
Common stock issued for services	20,000	416,200
Stock option compensation	2,986,546	1,699,964
(Gain) on change in derivative liabilities	(5,108,229)	(8,979,516)
(Gain) loss on extinguishment of debt	(6,034)	16,490,508
Impairment of assets	-	2,096,089
Gain on forgiveness of PPP loan	-	(9,501)
Changes in operating assets and liabilities:
Accounts payable	(13,880)	(41,879)
Accounts payable – related party	(20,000)	(50,000)
Accrued expenses and other current liabilities	(546)	328
Accrued interest – notes payable	21,712	144,185
Net cash used in operating activities	(666,358)	(577,239)

Cash flows from investing activities:
Payment of deposit	(500)	-
Cash paid in business acquisition	-	(10,000)
Net cash used in investing activities	(500)	(10,000)

Cash flows from financing activities:
Proceeds from convertible notes payable	150,000	587,000
Proceeds from the issuance of Series E preferred stock	520,000	50,000
Repayment of convertible notes payable	(40,395)	-
Net cash provided by financing activities	629,605	637,000

Net increase (decrease) in cash	(37,253)	49,761
Cash, beginning of the year	68,366	18,605

Cash, end of the year	$31,113	$68,366

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	4,862	-

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$680,474	$575,639
Common shares issued in conversion of debt	365,424	402,516
Common shares issued in conversion of Series B preferred stock	22,100	59,300
Derivative liability for consultant stock options	545,462	4,725,180
Settlement of derivative liabilities	263,780	3,774,269
Common shares cancelled	3,845	-
Series E preferred shares issued in conversion of debt	-	3,490,000
Convertible notes payable reclassified as in default	-	40,395

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2022, our current liabilities exceeded our current and total assets by $1,497,443 and we had an accumulated deficit of $50,164,550. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at December 31, 2022 and 2021 were insured.  As of December 31, 2022 and 2021, there were no cash equivalents.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2022 and 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows as of December 31, 2022 and 2021:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

December 31, 2021:
Derivative liabilities	$5,925,214	$-	$-	$5,925,214

Total liabilities measured at fair value	$5,925,214	$-	$-	$5,925,214

During the years ended December 31, 2022 and 2021, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Series B Preferred Stock	Stock Options	Total

Derivative liabilities as of December 31, 2020	$3,368,619	$4,137,413	$3,776,059	$11,282,091
Addition to liability for new issuances	2,671,728	-	4,725,180	7,396,908
Elimination of liability on conversion to common shares	(3,774,269)	-	-	(3,774,269)
Change in fair value	(753,742)	(4,137,413)	(4,088,361)	(8,979,516)

Derivative liabilities as of December 31, 2021	1,512,336	-	4,412,878	5,925,214
Addition to liabilities for new issuances	135,012	-	545,462	680,474
Elimination of liabilities in debt conversions	(263,780)	-	-	(263,780)
Change in fair value	(643,411)	-	(4,464,818)	(5,108,229)

Derivative liabilities as of December 31, 2022	$740,157	$-	$493,522	$1,233,679

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the years ended December 31, 2022 and 2021, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the years ended December 31, 2022 and 2021, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

	Years Ended December 31,
	2022	2021

Basic weighted average number of shares	433,143,911	195,725,543
Dilutive effect of:
Series B preferred stock	949,400,000	-
Series E preferred stock	2,706,666,667	-
Convertible notes payable	247,997,718	-

Diluted weighted average number of shares	4,337,208,296	195,725,543

For the year ended December 31, 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Research and Development Costs

Research and development costs are expensed as incurred.  We incurred no research and development costs for the years ended December 31, 2022 and 2021.

Advertising Costs

We expense the cost of advertising and promotional materials when incurred.  We incurred no material advertising costs for the years ended December 31, 2022 and 2021.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the year ended December 31, 2022 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

During the year ended December 31, 2022,  the Company adopted ASC 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entities Own Equity (Subtopic 815-40).”  ASC 2020-6 reduces the number of acceptable methods of accounting models for convertible debt instruments and convertible preferred stocks.  The implementation of ASC 2020-6 had no material impact on the Company’s consolidated financial statements.

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

During the years ended December 31, 2022 and 2021, consolidated revenues were comprised of revenues from SCS.

4. CONVERTIBLE NOTES PAYABLE

Outstanding as of December 31, 2022

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of December 31, 2022 and 2021, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of December 31, 2022 and 2021 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of December 31, 2022 and 2021 has been extended to December 31, 2023.

August 24, 2022 Convertible Promissory Note - $38,750

Effective August 24, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of August 24, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,316 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $12,482, resulting in a remaining debt discount of $22,834 as of December 31, 2022. The note had a principal balance of $38,750 as of December 31, 2022.

Extinguished During the Year Ended December 31, 2022

August 29, 2019 Convertible Promissory Note – $25,000 in Default

Effective August 29, 2019, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $25,000. The note matured on August 29, 2020. The Company received proceeds of $22,000 after an original issue discount of $1,500 and payment of $1,500 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company had no right of prepayment. We recorded a debt discount of $25,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense. As of December 31, 2021, the note had a principal balance of $395 included in convertible notes payable, in default. In April 2022, the Company and the lender entered into a settlement to extinguish the principal of $395 and related accrued interest payable of $2,320 with a cash payment totaling $2,715.

July 8, 2020 Convertible Promissory Note – $40,000 in Default

Effective July 8, 2020, the Company entered into an agreement to issue a 10% convertible note with an institutional investor in the principal amount of $40,000. The note matured on July 8, 2021. The Company received proceeds of $35,000 after an original issue discount of $2,200 and payment of $2,800 in legal fees. The lender, at its option, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 50% discount from the lowest trading price during the 25 days prior to conversion. The Company had no right of prepayment. We recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. The debt discount has been fully amortized to interest expense and the note had a principal balance of $40,000 as of December 31, 2021 included in convertible notes payable, in default.  Pursuant to an agreement with the lender, the Company agreed to extinguish the debt with four principal payments of $10,000, which were made in the months of February, March, April and May 2022. Accrued interest payable of $6,034 was forgiven by the lender, which amount is reported in other income in the year ended December 31, 2022.

July 12, 2021 Convertible Promissory Note – $43,750

Effective July 12, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of July 12, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $41,798 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $22,101 and the debt discount has been fully amortized.  The note had a principal balance of $43,750 as of December 31, 2021.  During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

August 31, 2021 Convertible Promissory Note – $43,750

Effective August 31, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of August 31, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $41,559 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $27,668 and the debt discount has been fully amortized. The note had a principal balance of $43,750 as of December 31, 2021. During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

October 7, 2021 Convertible Promissory Note – $43,750

Effective October 7, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of October 7, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $42,293 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $32,444 and the debt discount has been fully amortized. The note had a principal balance of $43,750 as of December 31, 2021. During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

November 8, 2021 Convertible Promissory Note – $43,750

Effective November 8, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of November 8, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $42,123 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $36,007 and the debt discount has been fully amortized. The note had a principal balance of $43,750 as of December 31, 2021.  During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

December 14, 2021 Convertible Promissory Note – $43,750

Effective December 14, 2021, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of December 14, 2022. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $39,616 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $37,771 and the debt discount has been fully amortized. The note had a principal balance of $43,750 as of December 31, 2021. During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

January 6, 2022 Convertible Promissory Note – $38,750

Effective January 6, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of January 6, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,771 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $35,771 and the debt discount has been fully amortized.  During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $38,750 and accrued interest of $2,050, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

March 1, 2022 Convertible Promissory Note – $43,750

Effective March 1, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of March 1, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $39,514 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $39,514 and the debt discount has been fully amortized.  During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

May 3, 2022 Convertible Promissory Note - $43,750

Effective May 3, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $43,750 with a maturity date of May 3, 2023. The Company received net proceeds of $40,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $39,411 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2022, amortization of debt discount was recorded to interest expense in the amount of $39,411 and the debt discount has been fully amortized.  During the year ended December 31, 2022, we issued the lender shares of our common stock in consideration for the conversion of principal of $43,750 and accrued interest of $2,625, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

Total accrued interest payable on notes payable was $53,212 and $57,958 as of December 31, 2022 and 2021, respectively.

5.  LONG-TERM CONVERTIBLE NOTES PAYABLE

As discussed in Note 3, on January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC.  The Assigned Notes bear interest at an annual rate of 0.39% and mature on January 7, 2026.  The Assigned Notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception.  Amortization of the discount to interest expense was $199,890 during the year ended December 31, 2022, resulting in a debt discount of $600,767 as of December 31, 2022.

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

During the year ended December 31, 2022, the holder converted a total of 221 shares of Series B Preferred Stock valued at $22,100 into 14,733,333 shares of the Company’s common stock.  During the year ended December 31, 2021, the holder converted a total of 593 shares of Series B Preferred Stock valued at $59,300 into 39,533,334 shares of the Company’s common stock.  There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of December 31, 2022 and 2021, the Company had 14,241 and 14,462 shares of Series B Preferred Stock outstanding, respectively, and recorded as mezzanine at face value of $1,424,100 and $1,446,200, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.  These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

On April 2, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”), pursuant to which the Investor agreed to purchase up to 45,000 shares of the Company’s Series E Preferred Stock (the “Shares”) at a purchase price of $100 per share. In accordance with the SPA, Investor paid for 34,900 Shares by surrendering to the Company for cancellation, $2,617,690 of principal, $826,566 of accrued interest, and $45,740 in fees through April 2, 2021 under various 10% convertible notes held by Investor.  The Series E Preferred Stock was valued by an independent valuation firm at $23,393,601 and the Company recognized a loss on debt extinguishment of $16,490,508 included in other expense in the year ended December 31, 2022 and settled derivative liabilities totaling $3,413,097.

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

During the year ended December 31, 2022, the Investor purchased a total of 5,200 additional shares of Series E Preferred Stock for cash of $520,000, the stated valued of the shares.

As of December 31, 2022 and 2021, the Company had 40,600 and 35,400 shares of Series E Preferred Stock outstanding, respectively, recorded as mezzanine at face value of $4,060,000 and $3,540,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

7.  STOCKHOLDERS’ DEFICIT

As of December 31, 2022, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences, and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares.

Common Stock

As of December 31, 2022 and December 31, 2021, the Company had 604,150,321 and 276,383,093 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company issued a total of 331,612,439 shares of common stock: 312,879,106 shares in consideration for the conversion of $345,000 of principal of convertible notes payable and accrued interest payable of $20,424; 14,733,333 shares in the conversion of 221 shares of Series B preferred shares valued at $22,100 and 4,000,000 shares for services valued at $20,000.  In connection with the convertible debt conversions, the Company reduced derivative liabilities by $263,780.  There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

During the year ended December 31, 2022, a lender returned 3,845,211 shares of the Company’s common stock, which shares were cancelled.  The transaction was recorded at the $3,845 par value of the common shares.

During the year ended December 31, 2021, the Company issued a total of 143,045,532 shares of common stock: 76,063,187 shares in consideration for the conversion of $368,011 of principal of convertible notes payable and accrued interest payable of $34,505; 27,449,011 shares for services valued at $416,200; and 39,533,334 shares in the conversion of 593 shares of Series B Preferred Stock recorded at face value of $59,300.  In connection with the convertible debt conversions, the Company settled derivative liabilities of $361,172.  There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

8.  STOCK OPTIONS

As of December 31, 2022, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 854,177,778 shares of common stock to its officers, directors, and consultants.

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

On February 8, 2022, the Company issued a total of 120,000,000 non-qualified stock options to an officer and a consultant exercisable for a period of ten years from the date of issuance at an exercise price of $0.0081 per share.  These options vest 1/36th per month over thirty-six months.  These non-qualified stock options were valued by an independent valuation firm at $545,462 using a modified Black Scholes early exercise model and stock option compensation expense is recorded over the vesting period.  A derivative liability and a decrease to additional paid-in capital were recorded for this amount.

We recognized stock option compensation expense of $2,986,546 and $1,699,964,435 for the years ended December 31, 2022 and 2021, respectively.  As of December 31, 2022, we had unrecognized stock option compensation expense totaling $4,202,166.

A summary of the Company’s stock options as of December 31, 2022, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2020	210,177,778	$0.018
Granted	524,000,000	$0.009
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of December 31, 2021	734,177,778	$0.0012
Granted	120,000,000	$0.0081
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of December 31, 2022	854,177,778	$0.011	7.35	$302,400

Exercisable as of December 31, 2022	379,538,904	$0.013	6.42	$109,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.008 as of December 31, 2022, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the derivative liabilities recorded upon issuance of the February 2022 non-qualified stock options are as follows:

Expected life	4.31 to 5.77 years
Risk free interest rates	2.41% - 2.42%
Expected volatility	287.2% – 313.6%

9.  DERIVATIVE LIABILITIES

The fair value of the Company’s derivative liabilities is estimated at the issuance date and is revalued at each subsequent reporting date. We estimate the fair value of derivative liabilities associated with our convertible notes payable and stock options using a multinomial lattice model based on projections of various potential future outcomes. Where the number of stock options or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional stock options, convertible debt and equity are included in the value of the derivatives.

The significant assumptions used in the valuation of the derivative liabilities as of December 31, 2022 are as follows:

Conversion to stock	Monthly
Stock price on the valuation date	$0.008
Risk free interest rates	3.02% - 6.81%
Years to maturity	0.90 - 5.00
Expected volatility	182.3%–318.8%

The value of our derivative liabilities was estimated as follows as of:

	December 31, 2022	December 31, 2021

Convertible notes payable	$740,157	$1,512,336
Stock options	493,522	4,412,878

Total	$1,233,679	$5,925,214

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

10. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors.  On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation.  The Company accrued compensation expense to Mr. Berliner of $240,000 and $20,000 for the year ended December 31, 2022 and 2021, respectively.  Fees payable to Mr. Berliner of $10,000 are included in accounts payable – related party as of December 31, 2021.

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

On December 1, 2021, William E. Beifuss, Jr. resigned from his position as Chief Executive Officer of the Company. Mr. Beifuss will continue to serve as the Company’s President, Acting Chief Financial Officer and Secretary.  Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month.  The Company accrued compensation expense to Mr. Beifuss of $120,000 for each of the years ended December 31, 2022 and 2021.  Fees payable to Mr. Beifuss of $10,000 and $20,000 are included in accounts payable – related party as of December 31, 2022 and 2021, respectively.

On December 22, 2020, the Company issued non-qualified stock options to purchase up to a total of 205,000,000 shares of our common stock to four officers, directors, and consultants of the Company.  The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of five years from the date of grant at an exercise price of $0.017 per share.  Of these non-qualified stock options, Mr. Beifuss received 25,000,000 and Byron Elton, a member of the Board of Directors, received 5,000,000.

On February 8, 2022, the Company issued non-qualified stock options to purchase up to a total of 75,000,000 shares of our common stock to Mr. Beifuss and 45,000,000 shares to a consultant. .  The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of ten years from the date of grant at an exercise price of $0.0081 per share.

11.  INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 29% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2022	2021

Income tax provision (benefit) at statutory rate	$281,000	$(3,739,900)
State income taxes, net of federal benefit	(200)	(200)
Non-deductible expenses	1,007,400	5,467,600
Non-taxable gains	(1,483,900)	(2,636,900)
Other	600	1,100
Valuation allowance	195,100	908,300

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforward	$4,901,900	$4,709,300
Research and development credit carryforward	125,300	125,300
Related party accrued expenses	11,600	8,700
Accrued compensated absences	600	1,100

Valuation allowance	(5,039,400)	(4,844,400)

	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events.  As of December 31, 2022, we recorded a valuation allowance of $5,039,400 against our net deferred tax asset.  In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2022, we had a net operating loss carryforward available to offset future taxable income of approximately $16,903,000, which begins to expire at dates that have not been determined.  If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2022 and 2021, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense).  As of December 31, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Lease

As of December 31, 2022, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months. The lease agreement required a $500 security deposit and monthly lease payments of $500.

For the years ended December 31, 2022 and 2021, the Company recognized total rental expense of $9,413 and $12,000, respectively.

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

Issuances of Series B Preferred Stock

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On January 5, 2023, an investor purchased 550 additional shares of Series E Preferred Stock for cash of $55,000, the stated valued of the shares.

On February 6, 2023, an investor purchased 620 additional shares of Series E Preferred Stock for cash of $62,000, the stated valued of the shares.

On March 8, 2023, an investor purchased 550 additional shares of Series E Preferred Stock for cash of $55,000, the stated valued of the shares.

Convertible Note Conversions

On March 1, 2023, a lender converted $11,700 principal into 30,000,000 shares of the Company’s common stock.  On March 6, 2023, the lender converted $12,300 principal into 31,538,462 shares of the Company’s common stock.

