Form 10-Q
period 2023-03-31
Digital Locations, Inc.
filed 2023-05-11
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54817

DIGITAL LOCATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation ororganization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 11, 2023 was 733,766,705.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS DIGITAL LOCATIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash	$22,901	$31,113
Total current assets	22,901	31,113

Other assets:
Deposits	500	500
Intangible assets, net	5,500	6,000
Total assets	$28,901	$37,613

LIABILITIES, MEZZANINE AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$122,055	$113,187
Accounts payable – related party	10,000	10,000
Accrued expenses and other current liabilities	3,223	3,729
Accrued interest, notes payable	53,616	53,212
Derivative liabilities	-	1,233,679
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $0 and $22,834, at March 31, 2023 and December 31, 2022, respectively	-	15,916
Total current liabilities	276,994	1,517,823

Long-term liabilities – convertible notes payable, net of discount of $551,479 and $600,767, at March 31, 2023 and December 31, 2022, respectively	448,521	399,233
Total liabilities	725,515	1,917,056

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,424,100	1,424,100
Series E, 42,320 and 40,600 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4,232,000	4,060,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 733,766,705 and 604,150,321 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	733,767	604,150
Additional paid-in capital	42,884,417	42,196,857
Accumulated deficit	(49,970,898)	(50,164,550)
Total stockholders’ deficit	(6,352,714)	(7,363,543)
Total liabilities, mezzanine and stockholders’ deficit	$28,901	$37,613

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$4,972	$5,854

Operating expenses:
General and administrative	937,860	936,091
Depreciation and amortization	500	500

Total operating expenses	938,360	936,591

Loss from operations	(933,388)	(930,737)

Other income (expense):
Interest expense	(75,881)	(150,794)
Gain on change in derivative liabilities	1,202,921	1,453,533

Total other income (expense)	1,127,040	1,302,739

Income before income taxes	193,652	372,002
Provision for income taxes	-	-

Net income	$193,652	$372,002

Weighted average number of common shares outstanding:
Basic	631,933,083	302,215,155
Diluted	4,550,396,166	3,852,471,062

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2023 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	14,421	$1,424,100	40,600	$4,060,000	604,150,321	$604,150	$42,196,857	$(50,164,550)	$(7,363,543)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	129,616,384	129,617	(88,646)	-	40,971
Issuance of Series E preferred stock for cash	-	-	1,720	172,000	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	745,448	-	745,448
Settlement of derivative liabilities	-	-	-	-	-	-	30,758	-	30,758
Net income	-	-	-	-	-	-	-	193,652	193,652

Balance, March 31, 2023	14,241	$1,424,100	42,320	$4,232,000	733,766,705	$733,767	$42,884,417	$(49,970,898)	$(6,352,714)

See accompanying notes to condensed consolidated financial statement

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2022 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	14,462	$1,446,200	35,400	$3,540,000	276,383,093	$276,383	$39,412,236	$(51,133,564)	$(11,444,945)

Issuance of common stock for conversion of Series B preferred stock	(221)	(22,100)	-	-	14,733,333	14,734	7,366	-	22,100
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	32,941,380	32,941	59,809	-	92,750
Issuance of common stock for services	-	-	-	-	4,000,000	4,000	16,000	-	20,000
Issuance of Series E preferred stock for cash	-	-	1,200	120,000	-	-	-	-	-
Issuance of consultant stock options	-	-	-	-	-	-	(545,462)	-	(545,462)
Vesting of consultant stock options	-	-	-	-	-	-	736,915	-	736,915
Settlement of derivative liabilities	-	-	-	-	-	-	66,341	-	66,341
Net income	-	-	-	-	-	-	-	372,002	372,002

Balance, March 31, 2022	14,241	$1,424,100	36,600	$3,660,000	328,057,806	$328,058	$39,753,205	$(50,761,562)	$(10,680,299)

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income	$193,652	$372,002
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	500	500
Amortization of debt discount to interest expense	72,122	141,121
Gain on change in derivative liabilities	(1,202,921)	(1,453,533)
Common stock issued for services	-	20,000
Stock option compensation	745,448	736,915
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable	8,868	13,165
Accounts payable – related party	-	(10,000)
Accrued expenses	(506)	(360)
Accrued interest, notes payable	2,625	9,234
Net cash used in operating activities	(180,212)	(170,956)

Cash flows from investing activities:
Increase in deposits	-	(500)
Net cash used in investing activities	-	(500)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	75,000
Proceeds from the issuance of Series E preferred stock	172,000	120,000
Repayment of convertible notes payable	-	(20,000)
Net cash provided by financing activities	172,000	175,000

Net increase (decrease) in cash	(8,212)	3,544
Cash, beginning of period	31,113	68,366

Cash, end of period	$22,901	$71,910

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	439
Non-cash financing and investing activities:
Common shares issued in conversion of debt	$40,971	92,750
Settlement of derivative liabilities	30,758	66,341
Debt discount for derivative liabilities	-	613,247
Common shares issued in conversion of Series B preferred stock	-	22,100
Derivative liability for consultant stock options	-	545,462

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2022.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2023, our current liabilities exceeded our current and total assets by $254,093 and we had an accumulated deficit of $49,970,898. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and of SCS, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Intangible Assets

The identifiable intangible assets acquired in the SCS acquisition are amortized using the straight-line method over an estimated life of 5 years.

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

During the three months ended March 31, 2023, all convertible notes payable that created a tainted equity environment were extinguished; therefore, all derivative liabilities were eliminated in the consolidated financial statements.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2023 and December 31, 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2023, we had no liabilities measured at fair value.  Liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

During the three months ended March 31, 2023, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities as of December 31, 2022	$740,157	$493,522	$1,233,679
Addition to liabilities for new debt/shares issued	-	-	-
Elimination of liabilities in debt conversions	(30,758)	-	(30,758)
Change in fair value	(709,399)	(493,522)	(1,202,921)

Derivative liabilities as of March 31, 2023	$-	$-	$-

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

Through its wholly owned subsidiary, the Company acts as an intermediary or agent to facilitate a platform through which property owners market billboards to wireless telephone carriers for placement of wireless communications network equipment. Contracts have been signed among the Company, the property owner, and the wireless telephone operator.  Monthly payments are received by the Company from the wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%.  The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues in the accompanying statements of operations.

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three months ended March 31, 2023 and 2022, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three months ended March 31, 2023 and 2022, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended March 31,
	2023	2022

Basic weighted average number of shares	631,933,083	302,315,155
Dilutive effect of:
Series B preferred stock	949,400,000	949,400,000
Series E preferred stock	2,821,333,333	2,440,000,000
Convertible notes payable	147,729,750	160,755,907

Diluted weighted average number of shares	4,550,396,166	3,852,471,062

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2023 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to conform to the presentation for the current year periods.

3. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of March 31, 2023 and December 31, 2022, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of March 31, 2023 and December 31, 2022 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of March 31, 2023 and December 31, 2022 has been extended to December 31, 2023.

August 24, 2022 Convertible Promissory Note - $38,750

Effective August 24, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of August 24, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment.  We recorded a debt discount of $35,316 related to the conversion feature of the note, along with a derivative liability at inception. During the three months ended March 31, 2023, we issued the lender shares of our common stock in consideration for the conversion of principal of $38,750 and accrued interest of $2,221, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

Total accrued interest payable on notes payable was $53,616 and $53,212 as of March 31, 2023 and December 31, 2022, respectively.

4. LONG-TERM CONVERTIBLE NOTES PAYABLE

On January 7, 2021, the Company issued two long-term convertible notes payable, each in the principal amount of $500,000, in conjunction with the business acquisition of SCS.  The notes bear interest at an annual rate of 0.39% and mature January 7, 2026.  The notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception.  Amortization of the discount to interest expense was $49,288 during the three months ended March 31, 2023, resulting in a debt discount of $551,479 as of March 31, 2023.

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

5. MEZZANINE

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

During the three months ended March 31, 2023, the holder did not convert any shares of Series B Preferred Stock into shares of the Company’s common stock.  During the three months ended March 31, 2022, the holder converted a total of 221 shares of Series B Preferred Stock valued at $22,100 into 14,733,333 shares of the Company’s common stock.  There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of March 31, 2023 and December 31, 2022, the Company had 14,241 shares of Series B Preferred Stock outstanding, and recorded as mezzanine at face value of $1,424,100 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

As an inducement for the Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized shares of Series E Preferred Stock at a purchase price of $100 per share at any time until April 2, 2031.  During the three months ended March 31, 2023, the Investor purchased a total of 1,720 shares of Series E Preferred Stock for cash of $172,000, the stated value of the shares.  During the three months ended March 31, 2022, the Investor purchased a total of 1,200 shares of Series E Preferred Stock for cash of $120,000, the stated value of the shares.  As of March 31, 2023 and December 31, 2022, the Company had 42,320 and 40,600 shares of Series E Preferred Stock outstanding, respectively, recorded as mezzanine at face value $4,232,000 and $4,060,000, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

6. CAPITAL STOCK

As of March 31, 2023, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share.  The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share.  The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. See Note 5.

Common Stock

As of March 31, 2023 and December 31, 2022, the Company had 733,766,705 and 604,150,321 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued a total of 129,616,384 shares of common stock for the conversion of $38,750 of principal of convertible notes payable and accrued interest payable of $2,221. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $30,750. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

During the three months ended March 31, 2022, the Company issued a total of 51,674,713 shares of common stock: 32,941,380 shares in consideration for the conversion of $87,500 of principal of convertible notes payable and accrued interest payable of $5,250; 14,733,333 shares in the conversion of 221 shares of Series B preferred shares valued at $22,100 and 4,000,000shares for services valued at $20,000. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $66,341. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

7. STOCK OPTIONS

As of March 31, 2023, the Board of Directors of the Company granted non-qualified stock options exercisable for a total of 854,177,778 shares of common stock to its officers, directors, and consultants.

The Company did not issue any stock options during the three months ended March 31, 2023.

We recognized stock option compensation expense of $745,448 and $736,915 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had unrecognized stock option compensation expense totaling $3,456,718.

A summary of the Company’s stock options and warrants as of March 31, 2023, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	854,177,778	$0.011	7.35
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of March 31, 2023	854,177,778	$0.011	7.10	$-

Exercisable as of March 31, 2023	450,288,898	$0.013	6.33	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0006 as of March 31, 2023, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

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

During the three months ended March 31, 2023, all convertible notes payable that created a tainted equity environment were extinguished; therefore, all derivative liabilities were eliminated in the consolidated financial statements.

9. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors.  On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner.  Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month.  Mr. Berliner is eligible to receive severance equal to three months of base compensation.  The Company accrued compensation expense to Mr. Berliner of $60,000 for each of the three months ended March 31, 2023 and 2022.

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

Pursuant to a written consulting agreement dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month.  The Company accrued compensation expense to Mr. Beifuss of $30,000 for each of the three months ended March 31, 2023 and 2022.  Fees payable to Mr. Beifuss of $10,000 are included in accounts payable – related party as of March 31, 2023 and December 31, 2022.

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

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Lease

As of March 31, 2023, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months. The lease agreement required a $500 security deposit and monthly lease payments of $500.

For the three months ended March 31, 2023 and 2022, the Company recognized total rental expense of $1,860 and $4,000, respectively.

Consulting Agreements

As further discussed in Note 9, we entered into an Independent Contractor Agreement with Rich Berliner, our Chief Executive Officer, for payment of monthly compensation of $20,000. The agreement has an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner.

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

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Sale of Series E Preferred Stock

On April 7, 2023, an investor purchased 600 additional shares of Series E Preferred Stock for cash of $60,000, the stated valued of the shares. On May 8, 2023, the investor purchased 600 additional shares of Series E Preferred Stock for cash of $60,000, the stated value of the shares.

Stock Options

On May 4, 2023, the Board of Directors of the Company granted to a consultant non-qualified stock options for a total of 50,000,000 common shares.  The options are exercisable on a cash or cashless basis for a period of ten years from the date of grant at an exercise price of $0.0006 per share.  The options vest 8,333,330 at the end of month 6 and 1,388,889 at the end of each month from the end of month 7 through the end of month 36.

On May 4, 2023, the Board of Directors of the Company amended certain non-qualified stock options to reduce the exercise price to $0.0006 per share.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis of Financial Condition is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations.  Certain statements below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward-looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 20, 2023, and in other reports filed by us with the SEC.

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

To rapidly enter the market, we plan to acquire or partner with companies that have a portfolio of real estate that could be activated to meet the demands of 5G networks. Our goal is to become a “landlord” of tomorrow’s wireless communications assets.  In furtherance of our objective, on January 7, 2021, through our wholly owned subsidiary SmallCellSite Inc. (“SCS”), we closed on the acquisition of substantially all of the assets of SmallCellSite.com, LLC (“SCS LLC”), a source of more than 80,000 cell sites offered by property owners for use by wireless network operators.  The business acquisition has been accounted for as a purchase and the accounts of SCS are consolidated with those of the Company.

Subsequent to business acquisition, we intend to aggressively market and add more potential wireless sites to our database through non-exclusive marketing agreements with property owners. Management believes that the addition of more sites in the database will give our customers more options to select sites that meet their internal criteria. Once sites are selected and activated, additional revenue per site will be recognized by the Company.

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

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2023, our current liabilities exceeded our current and total assets by $254,093 and we had an accumulated deficit of $49,970,898. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Revenues, all from SCS, were $4,972 and $5,854 for the three months ended March 31, 2023 and 2022, respectively.  Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%.  The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues.

General and Administrative Expenses

General and administrative expenses remained consistent from year to year, and were $937,860 and $936,091 in the three months ended March 31, 2023 and 2022, respectively. Included in these expenses is non-cash stock option compensation expense of $745,448 and $736,9145 for the three months ended March 31, 2023 and 2022, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense of $500 in each of the three months ended March 31, 2023 and 2022 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Other Income (Expense)

Our interest expense decreased to $75,881 in the three months ended March 31, 2023 from $150,794 in the three months ended March 31, 2022.  The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount and accrued interest as we have had multiple convertible notes payable fully converted to common stock.  During the three months ended March 31, 2023, the last convertible note payable from an investor was converted to shares of our common stock.

We reported non-cash gains on change in derivative liabilities of $1,202,921 and $1,453,533 in the three months ended March 31, 2023 and 2022 respectively.  We estimate the fair value of the derivatives associated with our convertible notes payable and stock options using a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

As holders of our convertible notes payable have converted the notes to shares of our common stock, we have recognized gains on change in derivative liabilities as related derivative liabilities are extinguished.  As discussed above, during the three months ended March 31, 2023, the last convertible note payable from an investor was converted to shares of our common stock.  Therefore, all convertible notes payable that created a tainted equity environment were extinguished and all derivative liabilities were eliminated in the consolidated financial statements, adding to the gain on change in derivative liabilities.

Net Income

Net income in the three months ended March 31, 2023 was $193,652, compared to net income of $372,002 in the three months ended March 31, 2022.  The decrease in net income in the current year resulted primarily from a lower gain on change in derivative liabilities.

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $22,901, comprised of cash, and total current liabilities of $276,994, resulting in a working capital deficit of $254,093.

As further discussed above, our liquidity was substantially improved with the elimination of all derivative liabilities during the three months ended March 31, 2023 due primarily to an investor converting the last of our convertible notes payable to shares of common stock.  As of December 31, 2022, we had derivative liabilities of $1,233,679.

We funded our operations during the three months ended March 31, 2023 from the proceeds from the issuance of our Series E Preferred Stock of $172,000.  We anticipate we will continue to fund our operations from this source  in the short term.

Recent Financings

On April 7, 2023, an investor purchased 600 additional shares of Series E Preferred Stock for cash of $60,000, the stated valued of the shares. On May 8, 2023, the investor purchased 600 additional shares of Series E Preferred Stock for cash of $60,000, the stated value of the shares.

Sources and Uses of Cash

During the three months ended March 31, 2023, we used net cash of $180,212 in operating activities as a result of our net income of $193,652, non-cash expenses totaling $818,070, and increases in accounts payable of $8,868 and accrued interest, notes payable of $2,625, offset by non-cash gain of $1,202,921 and a decrease in accrued expenses of $506.

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

We had no cash provided by or used in investing activities during the three months ended March 31, 2023.  During the three months ended March 31, 2022, we used net cash of $500 in investing activities, comprised of the payment of deposits.

Net cash provided by financing activities was $172,000 during the three months ended March 31, 2023, comprised of proceeds from the issuance of Series E Preferred Stock.

Net cash provided by financing activities was $175,000 during the three months ended March 31, 2022, comprised of proceeds from convertible notes payable of $75,000 and proceeds from the issuance of Series E Preferred Stock of $120,000, partially offset by repayment of convertible notes payable of $20,000.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of March 31, 2023, the Company had no material assets or liabilities that would be subject to impairment or change in valuation due to Covid-19.

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

Intangible Assets

The identifiable intangible assets acquired in the SCS acquisition are amortized using the straight-line method over an estimated life of 5 years.

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

During the three months ended March 31, 2023, all convertible notes payable that created a tainted equity environment were extinguished; therefore, all derivative liabilities were eliminated in the consolidated financial statements.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2023 and December 31, 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis.  As of March 31, 2023, we had no liabilities measured at fair value.  Liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

During the three months ended March 31, 2023, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities as of December 31, 2022	$740,157	$493,522	$1,233,679
Addition to liabilities for new debt/shares issued	-	-	-
Elimination of liabilities in debt conversions	(30,758)	-	(30,758)
Change in fair value	(709,399)	(493,522)	(1,202,921)

Derivative liabilities as of March 31, 2023	$-	$-	$-

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

Through its wholly owned subsidiary, the Company acts as an intermediary or agent to facilitate a platform through which property owners market billboards to wireless telephone carriers for placement of wireless communications network equipment. Contracts have been signed among the Company, the property owner, and the wireless telephone operator.  Monthly payments are received by the Company from the wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%.  The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues in the accompanying statements of operations.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2023 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2023, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s annual report on Form 10-K filed on March 20, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company issued a total of 129,616,384 shares of common stock for the conversion of $38,750 of principal of convertible notes payable and accrued interest payable of $2,221. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $30,750.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 11, 2023.

DIGITAL LOCATIONS, INC.

By:	/s/ Rich Berliner
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer (Principal Financial/Accounting Officer)

