Form 10-Q
period 2023-06-30
Digital Locations, Inc.
filed 2023-08-14
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of registrant’s common stock outstanding, as of August 11, 2023 was 733,766,705.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$10,258	$31,113
Total current assets	10,258	31,113

Other assets:
Deposits	500	500
Intangible assets, net	5,000	6,000
Total assets	$15,758	$37,613

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$122,200	$113,187
Accounts payable – related party	-	10,000
Accrued expenses and other current liabilities	2,188	3,729
Accrued interest, notes payable	56,056	53,212
Derivative liabilities	147,307	1,233,679
Convertible note payable, in default	29,500	29,500
Notes Payable	135,000	-
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $0 and $22,834, at June 30, 2023 and December 31, 2022, respectively	-	15,916
Total current liabilities	550,851	1,517,823

Long-term liabilities – convertible notes payable, net of discount of $501,643 and $600,767, at June 30, 2023 and December 31, 2022, respectively	498,357	399,233
Total liabilities	1,049,208	1,917,056

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,424,100	1,424,100
Series E, 44,220 and 40,600 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,422,000	4,060,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 733,766,705 and 604,150,321 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	733,767	604,150
Additional paid-in capital	43,625,573	42,196,857
Accumulated deficit	(51,238,890)	(50,164,550)
Total stockholders’ deficit	(6,879,550)	(7,363,543)
Total liabilities, mezzanine and stockholders’ deficit	$15,758	$37,613

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$8,008	$5,672	$12,980	$11,526

Operating expenses:
General and administrative	1,075,067	936,002	2,012,927	1,872,093
Depreciation and amortization	500	500	1,000	1,000

Total operating expenses	1,075,567	936,502	2,013,927	1,873,093

Loss from operations	(1,067,559)	(930,830)	(2,000,947)	(1,861,567)

Other income (expense):
Interest expense	(53,126)	(158,642)	(129,007)	(309,436)
Gain on forgiveness of debt	-	6,034		6,034
Gain on change in derivative liabilities	(147,307)	2,736,905	1,055,614	4,190,438

Total other income (expense)	(200,433)	2,584,297	926,607	3,887,036

Income (loss) before income taxes	(1,267,992)	1,653,467	(1,074,340)	2,025,469
Provision for income taxes	-	-		-

Net income (loss)	$(1,267,992)	$1,653,467	$(1,074,340)	$2,025,469

Weighted average number of common shares outstanding:
Basic	733,766,705	371,466,210	683,131,202	337,081,707
Diluted	733,766,705	4,021,145,995	683,131,202	3,986,761,492

Net income per common share:
Basic	$(0.0017)	$0.00	$(0.0016)	$0.01
Diluted	$(0.0017)	$0.00	$(0.0016)	$0.00

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2023 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	14,421	$1,424,100	40,600	$4,060,000	604,150,321	$604,150	$42,196,857	$(50,164,550)	$(7,363,543)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	129,616,384	129,617	(88,646)	-	40,971
Issuance of Series E preferred stock for cash	-	-	3,620	362,000	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	1,486,604	-	1,486,604
Settlement of derivative liabilities	-	-	-	-	-	-	30,758	-	30,758
Net loss	-	-	-	-	-	-	-	(1,074,340)	(1,074,340)

Balance, June 30, 2023	14,241	$1,424,100	44,220	$4,422,000	733,766,705	$733,767	$43,625,573	$(51,238,890)	$(6,879,550)

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

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(1,074,340)	$2,025,469
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,000	1,000
Amortization of debt discount to interest expense	121,958	291,627
Gain on change in derivative liabilities	(1,055,614)	(4,190,438)
Common stock issued for services	-	20,000
Stock option compensation	1,486,604	1,489,012
Loss on extinguishment of debt	-	(6,034)
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable	9,013	29,556
Accounts payable – related party	(10,000)	(10,000)
Accrued expenses	(1,541)	1,274
Accrued interest, notes payable	5,065	7,353
Net cash used in operating activities	(517,855)	(341,171)

Cash flows from investing activities:
Increase in deposits	-	(500)
Net cash used in investing activities	-	(500)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	115,000
Proceeds from the issuance of Series E preferred stock	362,000	215,000
Proceeds from notes payable	135,000	-
Repayment of convertible notes payable	-	(40,395)
Net cash provided by financing activities	497,000	289,605

Net increase (decrease) in cash	(20,855)	(52,066)
Cash, beginning of period	31,113	68,366

Cash, end of period	$10,258	$16,300

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	4,423
Non-cash financing and investing activities:
Common shares issued in conversion of debt	$40,971	231,875
Settlement of derivative liabilities	30,758	166,841
Debt discount for derivative liabilities	-	648,908
Common shares issued in conversion of Series B preferred stock	-	22,100
Derivative liability for consultant stock options	-	545,462

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2023, our current liabilities exceeded our current assets by $540,593 and we had an accumulated deficit of $51,238,890. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Derivative Liabilities

We have identified the conversion features of some of our convertible notes payable as derivatives due to their variable conversion price. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional convertible debt is included in the value of the derivatives. We estimate the fair value of the derivatives using a Black-Scholes pricing model and/or a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the six months ended June 30, 2023, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities as of December 31, 2022	$740,157	$493,522	$1,233,679

Addition to liabilities for new debt/shares issued	-	-	-
Elimination of liabilities in debt conversions	(30,758)	-	(30,758)
Change in fair value	(562,092)	(493,522)	(1,055,614)

Derivative liabilities as of June 30, 2023	$147,307	$-	$147,307

The significant assumptions used in the valuation of the derivative liabilities as of June 30, 2023 are as follows:

Expected life	0.50 – 2.51 years
Risk free interest rates	4.49% - 5.47%
Expected volatility	192% - 253%

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023 and December 31, 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2023, we had no liabilities measured at fair value. Liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

June 30, 2023:
Derivative liabilities	$147,307	$-	$-	$147,307

Total liabilities measured at fair value	$147,307	$-	$-	$147,307

Revenue Recognition

We have adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) pursuant to which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three and six months ended June 30, 2023 and 2022, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three and six months ended June 30, 2023 and 2022, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Basic weighted average number of shares	371,466,210	337,081,707
Dilutive effect of:
Series B preferred stock	949,400,000	949,400,000
Series E preferred stock	2,503,333,333	2,503,333,333
Convertible notes payable	196,946,452	196,946,452

Diluted weighted average number of shares	4,021,145,995	3,986,761,492

For the three and six months ended June 30, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share. Potential dilutive securities were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Series B preferred stock	949,400,000	949,400,000
Series E preferred stock	2,948,000,000	2,948,000,000
Convertible notes payable	199,546,350	196,546,350

Total	4,093,946,350	4,093,946,350

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2023 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to conform to the presentation for the current year periods.

3. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of June 30, 2023 and December 31, 2022, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of June 30, 2023 and December 31, 2022 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of June 30, 2023 and December 31, 2022 has been extended to December 31, 2023.

August 24, 2022 Convertible Promissory Note - $38,750

Effective August 24, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of August 24, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,316 related to the conversion feature of the note, along with a derivative liability at inception. During the six months ended June 30, 2023, we issued the lender shares of our common stock in consideration for the conversion of principal of $38,750 and accrued interest of $2,221, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

Total accrued interest payable on these short-term convertible notes payable was $45,963 and $45,422 as of June 30, 2023 and December 31, 2022, respectively.

4. NOTES PAYABLE

On June 20, 2023, the Company entered into a 10% note in the principal amount of $135,000 with a maturity date of June 20, 2024 to fund their operations. During the six months ending June 30, 2023, no payment has been made on the note and as of June 30, 2023 accrued interest on the note was $370.

5. LONG-TERM CONVERTIBLE NOTES PAYABLE

On January 7, 2021, the Company issued two long-term convertible notes payable, each in the principal amount of $500,000, in conjunction with the business acquisition of SCS. The notes bear interest at an annual rate of 0.39% and mature January 7, 2026. The notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception. Amortization of the discount to interest expense was $49,836 during the six months ended June 30, 2023, resulting in a debt discount of $501,643 as of June 30, 2023. As of June 30, 2023 accrued interest on the notes was $9,723.

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

During the six months ended June 30, 2023, the holder did not convert any shares of Series B Preferred Stock into shares of the Company’s common stock. During the six months ended June 30, 2022, the holder converted a total of 221 shares of Series B Preferred Stock valued at $22,100 into 14,733,333 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of June 30, 2023 and December 31, 2022, the Company had 14,241 shares of Series B Preferred Stock outstanding, and recorded as mezzanine at face value of $1,424,100 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

As an inducement for the Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized shares of Series E Preferred Stock at a purchase price of $100 per share at any time until April 2, 2031. During the six months ended June, 2023, the Investor purchased a total of 3,620 shares of Series E Preferred Stock for cash of $362,000 the stated value of the shares. During the six months ended June 30, 2022, the Investor purchased a total of 2,150 additional shares of Series E Preferred Stock for cash of $215,000, the stated valued of the shares. As of June 30, 2023 and December 31, 2022, the Company had 44,220 and 40,600 shares of Series E Preferred Stock outstanding, respectively, recorded as mezzanine at face value $4,422,000 and $4,060,000, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

7. CAPITAL STOCK

As of June 30, 2023, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. See Note 5.

Common Stock

As of June 30, 2023 and December 31, 2022, the Company had 733,766,705 and 604,150,321 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued a total of 129,616,384 shares of common stock for the conversion of $38,750 of principal of convertible notes payable and accrued interest payable of $2,221. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $30,750. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

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

8. STOCK OPTIONS

As of June 30, 2023, the Board of Directors of the Company granted non-qualified stock options exercisable for a total of 904,177,778 shares of common stock to its officers, directors, and consultants.

The Company issued 684,000,000 stock options during the three and six months ended June 30, 2023.

We recognized stock option compensation expense of $741,156 and $752,097 for the three months ended June 30, 2023 and 2022, respectively and $1,486,604 and $1,489,012 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had unrecognized stock option compensation expense totaling $2,756,231.

A summary of the Company’s stock options and warrants as of June 30, 2023, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	854,177,778	$0.011	7.35
Granted	684,000,000	$0.001
Exercised	-	$-
Forfeited or expired	(634,000,000)	$0.009

Outstanding as of June 30, 2023	904,177,778	$0.004	7.01	$342,000

Exercisable as of June 30, 2023	851,538,893	$0.004	7.04	$339,708

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0011 as of June 30, 2023, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

9. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. Mr. Berliner is eligible to receive severance equal to three months of base compensation. The Company accrued compensation expense to Mr. Berliner of $60,000 for each of the three months ended June 30, 2023 and 2022 and $120,000 for each of the six months ended June 30, 2023 and 2022.

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

Pursuant to a written consulting agreement dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $30,000 for each of the six months ended June 30 2023 and 2022.

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

Operating Lease

As of June 30, 2023, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months. The lease agreement required a $500 security deposit and monthly lease payments of $500.

For the three months ended June 30, 2023 and 2022, the Company recognized total rental expense of $1,860 and $2,500, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized operating lease cost of $3,720 and $6,500, respectively.

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

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On July 1, 2023, the Company joined the Satellite Industry Association (SIA), a United States based trade association representing the leading domestic satellite operators, service providers, manufacturers, launch services providers and ground equipment suppliers.

On July 5, 2023, the Company filed a Certificate of Designation to its Articles of Incorporation designating a new class of Series F Preferred Stock, however, on August 9, 2023 the filing was withdrawn and no shares of Series F Preferred Stock were ever issued.

Effective July 31, 2023 the Company entered into a convertible promissory note with a principal sum up to $500,000. The Company exchanged their note payable originally entered into on June 20, 2023 for $135,000, to be the initial consideration under this new convertible promissory note. In addition, on July 31, 2023 the lender provided additional consideration to the Company under the convertible promissory note of $60,000.

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

Overview

Digital Locations, Inc. (“Digital Locations”) or (“the Company”) is developing a new technology that will enable high-speed Internet service to be delivered from satellites directly to smartphones. We aim to redesign the link technology between satellites and smartphones, which includes novel antenna designs and innovative frequency management to support indoor and outdoor data connection.

On June 6, 2023, the company engaged Florida International University (FIU) to perform the research necessary to develop this technology. Successful development and implementation of this technology will allow next generation smartphones, anywhere in the world, to access high-speed Internet service and benefit from remote learning, health care, government services, telework, participation in public affairs and various sources of entertainment.

In a digitally divided world of “haves and have nots”, High Speed Internet is usually available only in densely populated areas of the world. Much of the world is still underserved with terrestrial wireless phone and data connections. Connecting satellites directly with smartphones to receive high speed internet service is technically very challenging but represents an extraordinary business opportunity.

FIU has assembled a team of people with the background, experience and talent to perform such research. Located in Miami, the University is one of the most respected in the communications field and has an impressive facility capable of designing the tools necessary to make this research viable.

While this research is being done, there are no guarantees that it will achieve anything of commercial value or patentable concepts. Every effort is being made to develop technology, circuits, antenna designs and frequency compatibility and the Company is realistic about the time, money and effort necessary for a breakthrough.

Additionally, the Company is continuing to maintain its current portfolio of acquired smallcellsites to help meet the expected demand of rapidly growing 5G networks.

To meet that objective, on January 7, 2021, through our wholly owned subsidiary SmallCellSite Inc. (“SCS”), we closed on the acquisition of substantially all of the assets of SmallCellSite.com, LLC (“SCS LLC”), a source of more than 80,000 cell sites offered by property owners for use by wireless network operators. The business acquisition has been accounted for as a purchase and the accounts of SCS are consolidated with those of the Company.

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

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2023, our current liabilities exceeded our current and total assets by $393,286 and we had an accumulated deficit of $51,091,583. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Months and Six Months Ended June 30, 2023 Compared to the Three Months and Six Months Ended June 30, 2022

Revenues

Revenues, all from SCS, were $8,008 and $5,672 for the three months ended June 30, 2023 and 2022, respectively and $12,980 and $11,526 for the six months ended June 30, 2023 and 2022, respectively. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues.

General and Administrative Expenses

General and administrative expenses remained consistent from year to year, and were $1,075,067 and $936,002 in the three months ended June 30, 2023 and 2022, respectively. Included in these expenses is non-cash stock option compensation expense of $741,156 and $752,097 for the three months ended June 30, 2023 and 2022, respectively. In the six months ended June 30, 2023 and 2022, general and administrative expenses were $2,012,927 and $1,248,079, respectively. Included in these expenses is non-cash stock option compensation expense of $1,486,604 and $1,489,012 for the six months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense of $500 in each of the three months ended June 30, 2023 and 2022 and $1,000 in each of the six months ended June 30, 2023 and 2022 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Other Income (Expense)

Our interest expense decreased to $53,126 in the three months ended June 30, 2023 from $158,642 in the three months ended June 30, 2022 and decreased to $129,007 in the six months ended June 30, 2023 from $309,436 in the six months ended June 30, 2022. The decrease in interest expense in the current fiscal year resulted primarily from lower amortization of debt discount and accrued interest as we have had multiple convertible notes payable fully converted to common stock. During the six months ended June 30, 2023, the last convertible note payable from an investor was converted to shares of our common stock.

We reported non-cash gains/(losses) on change in derivative liabilities of $(147,307) and $2,736,905 in the three months ended June 30, 2023 and 2022 respectively and $1,055,614 and $4,190,438 in the six months ended June 30, 2023 and 2022, respectively. We estimate the fair value of the derivatives associated with our convertible notes payable and stock options using a Black-Scholes pricing model and/or a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Net Income

Net losses in the three and six months ended June 30, 2023 were $1,267,992 and $1,074,340 respectively, compared to net income of $1,653,467 and $2,025,469 in the three and six months ended June 30, 2022. The decrease in net income in the current year resulted primarily from a lower gain on change in derivative liabilities.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $10,258, comprised of cash, and total current liabilities of $550,851, resulting in a working capital deficit of $540,593.

We funded our operations during the three months ended June 30, 2023 from the proceeds from the issuance of our Series E Preferred Stock of $362,000 and proceeds from the issuance of notes payable of $135,000. We anticipate we will continue to fund our operations from this source in the short term.

Sources and Uses of Cash

During the six months ended June 30, 2023, we used net cash of $517,855 in operating activities as a result of our net loss of $1,074,340, non-cash expenses totaling $1,609,562 and increases in accounts payable of $9,013 and accrued interest, notes payable of $5,065, offset by non-cash gain of $1,055,614 and a decrease in accrued expenses of $1,541 and a decrease of $10,000 in accounts payable – related party.

During the six months ended June 30, 2022, we used net cash of $341,171 in operating activities as a result of our net income of $2,025,469, non-cash expenses totaling $1,801,639, and increases in accounts payable of $29,566, accrued expenses of $1,274, and accrued interest, notes payable of $7,353, offset by non-cash gains totaling $4,196,472 and a decrease in accounts payable – related party of $10,000.

We had no cash provided by or used in investing activities during the six months ended June 30, 2023. During the six months ended June 30, 2022, we used net cash of $500 in investing activities, comprised of the payment of deposits.

Net cash provided by financing activities was $497,000 during the six months ended June 30, 2023, comprised of $362,000 of proceeds from the issuance of Series E Preferred Stock and $135,000 in proceeds from notes payable.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of June 30, 2023, the Company had no material assets or liabilities that would be subject to impairment or change in valuation due to Covid-19.

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

Derivative Liabilities

We have identified the conversion features of some of our convertible notes payable as derivatives due to their variable conversion price. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional convertible debt is included in the value of the derivatives. We estimate the fair value of the derivatives using a Black-Scholes pricing model and/or a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the six months ended June 30, 2023, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities as of December 31, 2022	$740,157	$493,522	$1,233,679
Addition to liabilities for new debt/shares issued	-	-	-
Elimination of liabilities in debt conversions	(30,758)	-	(30,758)
Change in fair value	(562,092)	(493,522)	(1,055,614)

Derivative liabilities as of June 30, 2023	$147,307	$-	$147,307

The significant assumptions used in the valuation of the derivative liabilities as of June 30, 2023 are as follows:

Expected life	0.50 – 2.51 years
Risk free interest rates	4.49% - 5.47%
Expected volatility	192% - 253%

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023 and December 31, 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2023, we had no liabilities measured at fair value. Liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

June 30, 2023:
Derivative liabilities	$147,307	$-	$-	$147,307

Total liabilities measured at fair value	$147,307	$-	$-	$147,307

Revenue Recognition

We have adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) pursuant to which revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the six months ended June 30, 2023 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2023, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the six months ended June 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30 2023, the Company issued a total of 129,616,384 shares of common stock for the conversion of $38,750 of principal of convertible notes payable and accrued interest payable of $2,221. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $30,750.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.19	Agreement between Digital Locations Inc. and The Florida International University Board of Trustees dated June 6, 2023(Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on August 14, 2023.

DIGITAL LOCATIONS, INC.

By:	/s/ Rich Berliner
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer (Principal Financial/Accounting Officer)

