Form 10-Q
period 2023-09-30
Digital Locations, Inc.
filed 2023-11-02
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The Registrant does not have any securities registered pursuant to Section 12(b) of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding, as of November 1, 2023 was 733,766,705.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$33,316	$31,113
Total current assets	33,316	31,113

Other assets:
Deposits	500	500
Intangible assets, net	4,500	6,000
Total assets	$38,316	$37,613

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$140,531	$113,187
Accounts payable – related party	-	10,000
Accrued expenses and other current liabilities	1,848	3,729
Accrued interest, notes payable	63,159	53,212
Derivative liabilities	719,263	1,233,679
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $230,855 and $22,834, at September 30, 2023 and December 31, 2022, respectively	39,145	15,916
Total current liabilities	1,052,046	1,517,823

Long-term liabilities – convertible notes payable, net of discount of $451,260 and $600,767, at September 30, 2023 and December 31, 2022, respectively	548,740	399,233
Total liabilities	1,600,786	1,917,056

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,424,100	1,424,100
Series E, 45,000 and 40,600 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,500,000	4,060,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 733,766,705 and 604,150,321 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	733,767	604,150
Additional paid-in capital	44,375,226	42,196,857
Accumulated deficit	(52,595,563)	(50,164,550)
Total stockholders’ deficit	(7,486,570)	(7,363,543)
Total liabilities, mezzanine and stockholders’ deficit	$38,316	$37,613

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$3,393	$4,872	$16,373	$16,398

Operating expenses:
General and administrative	960,128	901,592	2,973,055	2,773,685
Depreciation and amortization	500	500	1,500	1,500

Total operating expenses	960,628	902,092	2,974,555	2,775,185

Loss from operations	(957,235)	(897,220)	(2,958,182)	(2,758,787)

Other income (expense):
Interest expense	(369,509)	(110,426)	(498,516)	(419,862)
Gain on forgiveness of debt	-	-	-	6,034
Gain (loss) on change in derivative liabilities	(29,929)	366,516	1,025,685	4,556,954

Total other income (expense)	(399,438)	256,090	527,169	4,143,126

Income (loss) before income taxes	(1,356,673)	(641,130)	(2,431,013)	1,384,339
Provision for income taxes	-	-	-	-

Net income (loss)	$(1,356,673)	$(641,130)	$(2,431,013)	$1,384,339

Weighted average number of common shares outstanding:
Basic	733,766,705	489,742,350	700,195,180	388,527,788
Diluted	733,766,705	489,742,350	700,195,180	4,099,936,067

Net income per common share:
Basic	$(0.0018)	$(0.0013)	$(0.0035)	$0.0036
Diluted	$(0.0018)	$(0.0013)	$(0.0035)	$0.0000

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2023 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	14,421	$1,424,100	40,600	$4,060,000	604,150,321	$604,150	$42,196,857	$(50,164,550)	$(7,363,543)
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	129,616,384	129,617	(88,646)	-	40,971
Issuance of Series E preferred stock for cash	-	-	1,720	172,000	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	745,448	-	745,448
Settlement of derivative liabilities	-	-	-	-	-	-	30,758	-	30,758
Net income	-	-	-	-	-	-	-	193,652	193,652
Balance, March 31, 2023	14,241	1,424,100	42,320	4,232,000	733,766,705	733,767	42,884,417	(49,970,898)	(6,352,714)
Issuance of Series E preferred stock for cash	-	-	1,900	190,000	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	741,156	-	741,156
Net loss	-	-	-	-	-	-	-	(1,267,992)	(1,267,992)
Balance, June 30, 2023	14,241	1,424,100	44,220	4,422,000	733,766,705	733,767	43,625,573	(51,238,890)	(6,879,550)
Issuance of Series E preferred stock for cash	-	-	780	78,000	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	749,653	-	749,653
Net loss	-	-	-	-	-	-	-	(1,356,673)	(1,356,673)
Balance, September 30, 2023	14,241	$1,424,100	45,000	$4,500,000	733,766,705	$733,767	$44,375,226	$(52,595,563)	$(7,486,570)

See accompanying notes to condensed consolidated financial statement

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2022 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	14,462	$1,446,200	35,400	$3,540,000	276,383,093	$276,383	$39,412,236	$(51,133,564)	$(11,444,945)

Issuance of common stock for conversion of Series B preferred stock	(221)	(22,100)	-	-	14,733,333	14,734	7,366	-	22,100
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	32,941,380	32,941	59,809	-	92,750
Issuance of common stock for services	-	-	-	-	4,000,000	4,000	16,000	-	20,000
Issuance of Series E preferred stock for cash	-	-	1,200	120,000	-	-	-	-	-
Issuance of consultant stock options	-	-	-	-	-	-	(545,462)	-	(545,462)
Vesting of consultant stock options	-	-	-	-	-	-	736,915	-	736,915
Settlement of derivative liabilities	-	-	-	-	-	-	66,341	-	66,341
Net income	-	-	-	-	-	-	-	372,002	372,002
Balance, March 31, 2022	14,241	1,424,100	36,600	3,660,000	328,057,806	328,058	39,753,205	(50,761,562)	10,680,299
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	111,185,856	111,186	27,939	-	139,125
Issuance of Series E preferred stock for cash	-	-	950	95,500	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	752,097	-	752,097
Settlement of derivative liabilities	-	-	-	-	-	-	100,500	-	100,500
Net income	-	-	-	-	-	-	-	1,653,467	1,653,467
Balance, June 30, 2022	14,241	1,424,100	37,550	3,755,000	439,243,662	439,244	40,633,741	(49,108,095)	(8,035,110)
Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	90,290,619	90,290	(3,116)	-	87,174
Common shares cancelled	-	-	-	-	(3,845,211)	(3,845)	3,845	-	-
Issuance of Series E preferred stock for cash	-	-	1,350	134,500	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	752,124	-	752,124
Settlement of derivative liabilities	-	-	-	-	-	-	63,345	-	63,345
Net loss	-	-	-	-	-	-	-	(641,130)	(641,130)

Balance, September 30, 2022	14,241	$1,424,100	38,900	$3,890,000	525,689,070	$525,689	$41,449,939	$(49,749,225)	$(7,773,597)

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(2,431,013)	$1,384,339
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,500	1,500
Amortization of debt discount to interest expense	211,486	397,021
Financing fees	272,027	-
Gain on change in derivative liabilities	(1,025,685)	(4,556,954)
Common stock issued for services	-	20,000
Stock option compensation	2,236,257	2,241,136
Loss on extinguishment of debt	-	(6,034)
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable	27,344	6,084
Accounts payable – related party	(10,000)	(10,000)
Accrued expenses	(1,881)	620
Accrued interest, notes payable	12,168	17,979
Net cash used in operating activities	(707,797)	(504,309)

Cash flows from investing activities:
Increase in deposits	-	(500)
Net cash used in investing activities	-	(500)

Cash flows from financing activities:
Proceeds from convertible notes payable	270,000	150,000
Proceeds from the issuance of Series E preferred stock	440,000	350,000
Repayment of convertible notes payable	-	(40,395)
Net cash provided by financing activities	710,000	459,605

Net increase (decrease) in cash	2,203	(45,204)
Cash, beginning of period	31,113	68,366

Cash, end of period	$33,316	$23,162

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,862
Non-cash financing and investing activities:	$	$
Common shares issued in conversion of debt	$40,971	$319,049
Settlement of derivative liabilities	$30,758	$230,186
Debt discount for derivative liabilities	$270,000	$680,474
Common shares issued in conversion of Series B preferred stock	$-	$22,100
Derivative liability for consultant stock options	-	545,462
Common shares cancelled		3,845

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2023, our current liabilities exceeded our current assets by $1,018,730 and we had an accumulated deficit of $52,595,563. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

During the nine months ended September 30, 2023, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities as of December 31, 2022	$740,157	$493,522	$1,233,679

Addition to liabilities for new debt/shares issued	542,027	-	542,027
Elimination of liabilities in debt conversions	(30,758)	-	(30,758)
Change in fair value	(532,163)	(493,522)	(1,025,685)

Derivative liabilities as of September 30, 2023	$719,263	$-	$719,263

The significant assumptions used in the valuation of the derivative liabilities as of and during the nine months ending September 30, 2023 are as follows:

Expected life	0.25 – 2.26 years
Risk free interest rates	5.03% - 5.55%
Expected volatility	214% - 248%

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023 and December 31, 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2022 and September 30, 2023, we had the following liabilities measured at fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

September 30, 2023:
Derivative liabilities	$719,263	$-	$-	$719,263

Total liabilities measured at fair value	$719,263	$-	$-	$719,263

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

Lease Accounting

Pursuant to the underlying contracts, the Company does not own the property and equipment which is leased by the cell phone carriers but acts as an intermediary or agent between the property owner and the cell phone carriers. Therefore, in accordance with ASC 842, “Leases,” the Company records revenues net of amounts received from cell phone carriers and payments made to property owners.

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three and nine months ended September 30, 2023 and 2022, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three and nine months ended September 30, 2023 and 2022, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

Nine Months Ended September 30, 2022

Basic weighted average number of shares	388,527,788
Dilutive effect of:
Series B preferred stock	949,400,000
Series E preferred stock	2,593,333,333
Convertible notes payable	168,674,946

Diluted weighted average number of shares	4,099,936,067

For the three months ended September 30, 2022 and for the three and nine months ended September 30, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share. Potential dilutive securities were as follows:

	Three Months Ended September 30, 2022	Three and Nine Months Ended September 30, 2023

Series B preferred stock	949,400,000	949,400,000
Series E preferred stock	2,593,333,333	3,000,000,000
Convertible notes payable	168,674,946	812,585,658

Total	3,711,408,279	4,761,985,658

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the nine months ended September 30, 2023 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to conform to the presentation for the current year periods.

3. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of September 30, 2023 and December 31, 2022, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of September 30, 2023 and December 31, 2022 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of September 30, 2023 and December 31, 2022 has been extended to December 31, 2023.

August 24, 2022 Convertible Promissory Note - $38,750

Effective August 24, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of August 24, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,316 related to the conversion feature of the note, along with a derivative liability at inception. During the nine months ended September 30, 2023, we issued the lender shares of our common stock in consideration for the conversion of principal of $38,750 and accrued interest of $2,221, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

Total accrued interest payable on these short-term convertible notes payable was $52,453 and $45,422 as of September 30, 2023 and December 31, 2022, respectively.

July 31, 2023 Convertible Promissory Note - $500,000

On June 20, 2023, the Company entered into a 10% note in the principal amount of $135,000 with a maturity date of June 20, 2024 to fund their operations. On July 31, 2023, the Company entered into a 10% convertible note with a principal sum up to $500,000 which replaced the June 20, 2023 note and the $135,000 became the initial funding under the new note. Under the convertible note the lender may pay additional consideration to the Company up to the $500,000 principal and through September 30, 2023 an additional $135,000 of funding was provided, resulting in a balance of $270,000 worth of principal due as of September 30, 2023. The maturity date of the convertible note is July 31, 2024 and the note is convertible at the lesser of (a) $0.002 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock. Therefore, the conversion feature has been recorded as a derivative liability (see Note 2). The note was discounted to a principal balance of $0 and a debt discount of $270,000 was recorded at inception. Amortization of the discount to interest expense was $39,145 during the nine months ended September 30, 2023, resulting in a debt discount of $230,855 as of September 30, 2023. As of September 30, 2023 accrued interest on the note was $5,379.

4. LONG-TERM CONVERTIBLE NOTES PAYABLE

On January 7, 2021, the Company issued two long-term convertible notes payable, each in the principal amount of $500,000, in conjunction with the business acquisition of SCS. The notes bear interest at an annual rate of 0.39% and mature January 7, 2026. The notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception. Amortization of the discount to interest expense was $149,507 during the nine months ended September 30, 2023, resulting in a debt discount of $451,260 as of September 30, 2023. As of September 30, 2023 accrued interest on the notes was $10,706.

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

During the nine months ended September 30, 2023, the holder did not convert any shares of Series B Preferred Stock into shares of the Company’s common stock. During the nine months ended September 30, 2022, the holder converted a total of 221 shares of Series B Preferred Stock valued at $22,100 into 14,733,333 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of September 30, 2023 and December 31, 2022, the Company had 14,241 shares of Series B Preferred Stock outstanding, and recorded as mezzanine at face value of $1,424,100 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

As an inducement for the Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized shares of Series E Preferred Stock at a purchase price of $100 per share at any time until April 2, 2031. During the nine months ended September 30, 2023, the Investor purchased a total of 4,400 shares of Series E Preferred Stock for cash of $440,000 the stated value of the shares. During the nine months ended September 30, 2022, the Investor purchased a total of 3,500 additional shares of Series E Preferred Stock for cash of $350,000, the stated valued of the shares. As of September 30, 2023 and December 31, 2022, the Company had 45,000 and 40,600 shares of Series E Preferred Stock outstanding, respectively, recorded as mezzanine at face value $4,500,000 and $4,060,000, respectively, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

6. CAPITAL STOCK

As of September 30, 2023, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. See Note 5.

Common Stock

As of September 30, 2023 and December 31, 2022, the Company had 733,766,705 and 604,150,321 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued a total of 129,616,384 shares of common stock for the conversion of $38,750 of principal of convertible notes payable and accrued interest payable of $2,221. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $30,758. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

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

7. STOCK OPTIONS

As of September 30, 2023, the Board of Directors of the Company granted non-qualified stock options exercisable for a total of 904,177,778 shares of common stock to its officers, directors, and consultants.

The Company issued 684,000,000 stock options during the nine months ended September 30, 2023.

We recognized stock option compensation expense of $749,653 and $752,124 for the three months ended September 30, 2023 and 2022, respectively and $2,236,257 and $2,241,136 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had unrecognized stock option compensation expense totaling $2,006,577.

A summary of the Company’s stock options and warrants as of September 30, 2023, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	854,177,778	$0.011	7.35
Granted	684,000,000	$0.001
Exercised	-	$-
Forfeited or expired	(634,000,000)	$0.009

Outstanding as of September 30, 2023	904,177,778	$0.004	6.76	$342,000

Exercisable as of September 30, 2023	591,788,887	$0.006	6.00	$200,667

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0011 as of September 30, 2023, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

8. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. Mr. Berliner is eligible to receive severance equal to three months of base compensation. The Company accrued compensation expense to Mr. Berliner of $60,000 for each of the three months ended September 30, 2023 and 2022 and $180,000 for each of the nine months ended September 30, 2023 and 2022.

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

Pursuant to a written consulting agreement dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. The Company accrued compensation expense to Mr. Beifuss of $30,000 for each of the three months ended September 30, 2023 and 2022 and $90,000 for each of the nine months ended September 30, 2023 and 2022.

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

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Lease

As of September 30, 2023, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months. The lease agreement required a $500 security deposit and monthly lease payments of $500.

For the three months ended September 30, 2023 and 2022, the Company recognized total rental expense of $1,860 and $737, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized operating lease cost of $5,580 and $7,594, respectively.

Consulting Agreements

As further discussed in Note 9, we entered into an Independent Contractor Agreement with Rich Berliner, our Chief Executive Officer, for payment of monthly compensation of $20,000. The agreement has an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner.

We have a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, with William E. Beifuss, Jr., our President and Acting Chief Financial Officer, for the payment of monthly compensation of $10,000 per month. The agreement may be cancelled by either party with 30 days’ notice. Effective August 2023 the compensation for Mr. Beifuss was reduced to $5,000 per month.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On October 4, 2023 the Company received additional consideration in the amount of $210,000 under a convertible promissory note with a lender.

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

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2023, our current liabilities exceeded our current and total assets by $1,018,730 and we had an accumulated deficit of $52,595,563. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2023 Compared to the Three Months and Nine Months Ended September 30, 2022

Revenues

Revenues, all from SCS, were $3,393 and $4,872 for the three months ended September 30, 2023 and 2022, respectively and $16,373 and $16,398 for the nine months ended September 30, 2023 and 2022, respectively. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues.

General and Administrative Expenses

General and administrative expenses remained consistent from year to year, and were $960,128 and $901,592 in the three months ended September 30, 2023 and 2022, respectively. Included in these expenses is non-cash stock option compensation expense of $749,653 and $752,124 for the three months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023 and 2022, general and administrative expenses were $2,973,055 and $2,773,685 respectively. Included in these expenses is non-cash stock option compensation expense of $2,236,257 and $2,241,136 for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense of $500 was recorded in each of the three months ended September 30, 2023 and 2022 and $1,500 was recorded in each of the nine months ended September 30, 2023 and 2022. This consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Other Income (Expense)

Our interest expense increased to $369,509 in the three months ended September 30, 2023 from $110,426 in the three months ended September 30, 2022 and increased to $498,516 in the nine months ended September 30, 2023 from $419,862 in the nine months ended September 30, 2022. The increase in interest expense in the current fiscal year resulted primarily from new debt being entered into with embedded conversion options that resulted in the recognition of financing fees and debt discounts that were being amortized over the life of the notes. In the prior year amortization of debt discounts were less and convertible notes payable were fully converted to common stock, therefore reducing interest expense.

We reported non-cash gains (losses) on change in derivative liabilities of $(29,929) and $366,516 in the three months ended September 30, 2023 and 2022 respectively, and $1,025,685 and $4,556,954 in the nine months ended September 30, 2023 and 2022, respectively. We estimate the fair value of the derivatives associated with our convertible notes payable and stock options using a Black-Scholes pricing model and/or a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Net Income

Net losses in the three and nine months ended September 30, 2023 were $1,356,673 and $2,431,013 respectively, compared to net income of $641,130 and $1,384,339 in the three and nine months ended September 30, 2022. The changes were explained as discussed above.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $33,316, comprised of cash, and total current liabilities of $1,052,046, resulting in a working capital deficit of $1,018,730.

We funded our operations during the nine months ended September 30, 2023 from the proceeds from the issuance of our Series E Preferred Stock of $440,000 and proceeds from the issuance of convertible notes payable of $270,000. We anticipate we will continue to fund our operations from this source in the short term.

Sources and Uses of Cash

During the nine months ended September 30, 2023, we used net cash of $707,797 in operating activities as a result of our net loss of $2,431,013, non-cash expenses totaling $2,721,270 and increases in accounts payable of $27,344 and accrued interest, notes payable of $12,168, offset by non-cash gain of $1,025,685 and a decrease in accrued expenses of $1,881 and a decrease of $10,000 in accounts payable – related party.

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

We had no cash provided by or used in investing activities during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we used net cash of $500 in investing activities, comprised of the payment of deposits.

Net cash provided by financing activities was $710,000 during the nine months ended September 30, 2023, comprised of $440,000 of proceeds from the issuance of Series E Preferred Stock and $270,000 in proceeds from notes payable.

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

Future Impact of Covid-19

The negative impact of the Covid-19 pandemic on companies continues and we are currently unable to assess with certainty the broad effects of Covid-19 on our future business. As of September 30, 2023, the Company had no material assets or liabilities that would be subject to impairment or change in valuation due to Covid-19.

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

During the nine months ended September 30, 2023, the Company had the following activity in its derivative liabilities account:

	Convertible Notes Payable	Stock Options	Total

Derivative liabilities as of December 31, 2022	$740,157	$493,522	$1,233,679
Addition to liabilities for new debt/shares issued	542,027	-	542,027
Elimination of liabilities in debt conversions	(30,758)	-	(30,758)
Change in fair value	(532,163)	(493,522)	(1,025,685)

Derivative liabilities as of September 30, 2023	$719,263	$-	$719,263

The significant assumptions used in the valuation of the derivative liabilities as of and during the nine months ending September 30, 2023 are as follows:

Expected life	0.25 – 2.26 years
Risk free interest rates	5.03% - 5.55%
Expected volatility	214% - 248%

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023 and December 31, 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2023, we had no liabilities measured at fair value. Liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

September 30, 2023:
Derivative liabilities	$719,263	$-	$-	$719,263

Total liabilities measured at fair value	$719,263	$-	$-	$719,263

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the nine months ended September 30, 2023 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of v 30, 2023, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the nine months ended September 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30 2023, the Company issued a total of 129,616,384 shares of common stock for the conversion of $38,750 of principal of convertible notes payable and accrued interest payable of $2,221. In connection with the convertible debt conversions, the Company reduced derivative liabilities by $30,758. Also during the nine months ended September 30, 2023, the Company sold 4,400 shares of Series E Preferred Stock for proceeds of $440,000.

On June 20, 2023, the Company entered into a 10% note in the principal amount of $135,000 with a maturity date of June 20, 2024 to fund their operations. On July 31, 2023, the Company entered into a 10% convertible note with a principal sum up to $500,000 which replaced the June 20, 2023 note and the $135,000 became the initial funding under the new note. Under the convertible note the lender may pay additional consideration to the Company up to the $500,000 principal and through September 30, 2023 an additional $135,000 of funding was provided, resulting in a balance of $270,000 worth of principal due as of September 30, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On September 7, 2023, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS Investments, LLC (“GHS”). Under the terms of the Financing Agreement, GHS has agreed to provide the Company with up to $10,000,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, the Company shall have the right to deliver puts to GHS and GHS will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice will not exceed two hundred percent (200%) of the average of the daily trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the put, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding common stock. The price of each put share shall be equal to ninety-two- and one-half percent (92.5%) of the lowest traded price of the Company’s common stock for the ten (10) consecutive trading days preceding the date on which the applicable put is delivered to GHS and one hundred twelve and one-half percent (112.5%) of the put amount shall be delivered in shares in each particular put. No put will be made in an amount greater than $500,000. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the registration statement on Form S-1 or the date on which GHS has purchased an aggregate of $10,000,000 worth of put shares. The Company has engaged Icon Capital Group, LLC as placement agent for the transaction.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.19	Agreement between Digital Locations Inc. and The Florida International University Board of Trustees dated June 6, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on November 2, 2023.

DIGITAL LOCATIONS, INC.

By:	/s/ Rich Berliner
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer (Principal Financial/Accounting Officer)

