Form 10-K
period 2023-12-31
Digital Locations, Inc.
filed 2024-03-29
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the Company’s common stock was sold as reported on the OTC Markets, LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2023 was $807,143.

The number of shares of registrant’s common stock outstanding, as of March 20, 2024 was 733,766,705.

PART I

ITEM 1.	BUSINESS.

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “Digital Locations,” the “Company,” “we,” “us,” or “our” refer to Digital Locations, Inc.

Overview

To help connect a world of more than 8 billion people, the Company is developing a new technology that will enable high-speed Internet service to be delivered from satellites directly to smartphones. We aim to redesign the link technology between satellites and smartphones, which includes novel antenna designs, new integrated circuits, and innovative frequency management to support indoor and outdoor data connection.

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

While this research is under way, there are no guarantees that it will achieve anything of commercial value or patentable concepts. Every effort is being made to develop technology, circuits, antenna designs and frequency compatibility and the Company is realistic about the time, money and effort necessary for a breakthrough.

Previously, the Company was engaged in the business of maintaining its portfolio of acquired small cell sites to help meet the then-expected demand of rapidly growing 5G networks. We currently receive revenue from previously developed sites. We are no longer adding additional locations to this business nor are we seeking more sites.

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

On June 29, 2021, the Company, through its wholly-owned subsidiary SCS, entered into a Master Asset Marketing and Agency Agreement (the “Marketing Agreement”) with Smartify Media (“Smartify”) to add Smartify’s locations to the Company’s small cell database. Smartify turns any storefront or physical location into a (MXP) Media Experience Platform for property owners which could create recurring revenue and media value from programmatic and local media channels.

According to the terms of the Marketing Agreement, which automatically renewed for one-year terms unless terminated by either party, SCS agreed to provide marketing services and management of the co-location and utilization of equipment to operators (such as wireless service providers, internet services providers and telecommunications operators) on Smartify’s existing assets. Smartify and SCS shall share all revenue generated from operators with 70% of revenue to Smartify and 30% of revenue to SCS.

The Company and Smartify agreed to cancel and terminate this Marketing Agreement as of November 9, 2023, and the Company has no plans to pursue additional business opportunities in the space, focusing its efforts on “Satenna™” its project of enabling high-speed Internet service to be delivered from satellites directly to smartphones.

Market Opportunity

High-speed Internet (also known as broadband Internet) means access to education, healthcare, jobs, entertainment, and equal participation in the modern economy. However, broadband is only available in densely populated areas around the world. The rest of the world is still waiting.

The global broadband market is forecast to double within the decade. According to Grand View Research, the global broadband market was valued at $419 billion in 2022 and is expected to grow to $875 billion by 2030. This tremendous growth is driven by the continual digital transformation of virtually all industries such as retail, healthcare, government, entertainment, and many more. Wireless technology holds great potential, due to its relative ease of deployment, in accelerating the global digital revolution across many verticals through productivity enhancements and economic reductions.

Satellite broadband Internet has been around for decades. However, the service is slow, expensive, data limited, and requires large receiver dishes mounted on fixed locations. These challenges are due to the inherent limits of older generation, gigantic and expensive satellites high in geostationary Earth orbit (“GEO”), or even medium Earth orbit (“MEO”).

Thanks to a new generation of visionary space companies such as SpaceX (Elon Musk) and Blue Origin (Jeff Bezos), the cost of launching satellites into space has come down dramatically ~~thjrough~~ through reusable rocket technology and more frequent space missions. As a result, it is now possible to develop small, low-cost satellites that are in low Earth orbit (“LEO”). When the satellites are closer to Earth, they can transmit data at faster speeds. However, it is still very expensive and needs special large receiver dishes mounted on fixed locations.

Competition

The Company competes in a market with much larger companies that have substantial business operations and financial resources.

Cellular network operators include AT&T, Verizon, and T-Mobile. Satellite communications systems operators include SpaceX (Starlink), Blue Origin, Viasat, Intelsat, EchoStar (Hughs Network), Inmarsat, and Globalstar.

Intellectual Property

The Company previously acquired proprietary web-based software which provides a system and method for identifying wireless communication assets. A provisional patent application for this technology was filed on May 31, 2017, and we were notified on or about January 11, 2021, by the United States Patent and Trademark Office that the patent will be granted.

Under the terms of the research agreement with FIU, the Company has a non-exclusive, royalty-free license to use the intellectual property associated with the development project, as well as the right to negotiate an exclusive license.

Government Regulation

Digital Locations generally is subject to all of the governmental regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning the environment, permits for certain activities, workplace safety, labor relations, employee rights, and government taxes. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition. As we develop and market our new satellite to smartphone technology, we may be subject to additional regulations imposed by the FCC.

Corporate History

Digital Locations, Inc. was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on September 14, 2017, the Company changed its name to Digital Locations, Inc.

Recent Transactions

None.

Employees

We currently have two part time employees who does have a formal employment agreement. We have arrangements with various independent contractors and consultants to meet the current needs of the Company, including management, accounting, investor relations, and other administrative functions.

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

We were formed in August 2006, but have changed our business focus. We have generated limited revenues, have no real operating history upon which you can evaluate our business strategy or future prospects, and have negative working capital. As a result, our auditor issued an opinion in connection with our December 31, 2022 financial statements, which expressed substantial doubt about our ability to continue as a going concern unless we obtain additional financing.

Our ability to obtain additional financing and generate revenue will depend on whether we can successfully execute our new operational plan, to enable high-speed Internet service to be delivered from satellites directly to smartphones. We expect to continue to incur losses in the short term. Additionally, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully complete the research to enable this technology, achieve the result of delivering the high-speed Internet access as intended, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

Our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications, and delays frequently encountered in connection with the formation of any new business. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well the completion of the research by Florida International University, and the development and implementation of the technology. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

If we are unable to effectively manage the transition from a development stage company to an operating company, our financial results will be negatively affected.

For the period from our inception, August 25, 2006, through December 31, 2023, we incurred an aggregate net loss, and had an accumulated deficit, of $54,887,744. For the years ended December 31, 2023 and 2022, we incurred operating losses of $3,934,387 and $3,635,616, respectively. We reported net loss of $4,723,194 for the year ended December 31, 2023, resulting primarily from our operating losses and interest expense. Our operating losses are expected to continue to increase for at least the next 48 months as we commence full-scale development of our new business plan, if feasible. We believe we will require significant funding to make this transition if full-scale development is commercially justified. If we do make such transition, we expect our business to grow significantly in size and complexity. This growth is expected to place significant additional demands on our management, systems, internal controls, and financial and operational resources. As a result, we will need to expend additional funds to hire additional qualified personnel, retain professionals to assist in developing appropriate control systems, and expand our operating infrastructures. Our inability to secure additional resources, as and when needed, or manage our growth effectively, if and when it occurs, would significantly hinder our transition to an operating company, as well as diminish our prospects of generating revenues and, ultimately, achieving profitability.

We are now embarking on a new and unproven segment of our business, working to enable high-speed Internet access to be delivered from satellites directly to smartphones. There is a risk that we will be unable to compete with large, medium, and small competitors that are in (or may enter) the industry with substantially larger resources and management experience than us.

The evolving high-speed Internet market in which we expect to enter is intensely competitive requiring sophisticated technology and constant innovation, both in the development and execution of our business financial model and the quality of our intellectual property. There is no assurance that we will successfully compete to gain and retain customers and meet their requirements. Our current management has little prior experience in conducting this business.

Our technology that will enable high-speed Internet service to be delivered from satellites directly to smartphones is in early stages of development and might never become commercially viable. We have never generated any revenue from product sales and may never be profitable.

We are very early in our development efforts and only recently have commenced any significant research, with respect to our intended technology. We currently generate no revenue and we may never be able to develop our technology or a marketable product. Our ability to generate revenues, which we do not expect will occur for several years, if ever, may depend on obtaining regulatory approvals for, and successfully commercializing our technology or product candidates, either alone or in collaboration with others, and we cannot guarantee that we will ever obtain regulatory approval for our technology or any of our product candidates.

Our business is subject to government regulation.

Aspects of our business are subject to and will be designed to comply with the regulations of the FCC. A change in those regulations may have a material adverse effect on our operating results, financial condition, and business prospects and performance. We are also subject to regulations applicable to businesses generally, including without limitation those governing employment, construction, permit requirements, the environment, and health and safety, those governing the telecommunications industry, and the FCC. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

As we develop and implement our business, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and implement the technology that enables high speed Internet delivery by satellites directly to smartphones, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity, or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase, or our business otherwise to be harmed.

Our ability to protect our intellectual property is uncertain.

As a result of the APA, we acquired proprietary web-based software which provides a system and method for identifying wireless communication assets. A provisional patent application for this technology was filed on May 31, 2017 and we were notified on or about January 11, 2021 by the United States Patent and Trademark Office that the patent will be granted. We cannot assure that this patent or any other patent that may be granted to us, if any, in the future will be enforceable. We will have limited resources to fight any infringements on our proprietary rights and if we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business will be materially adversely affected.

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

The future impact of the Covid-19 pandemic on companies continues to evolve and we are currently unable to assess with certainty the broad effects of Covid-19 on our business. As of December 31, 2023, the Company had no material assets that would be subject to impairment or change in valuation due to Covid-19. However, as of December 31, 2023, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Management cannot guarantee that its relationship with the Company does not create conflicts of interest.

The relationship of management and its affiliates to the Company could create conflicts of interest. While management has a fiduciary duty to the Company, it also determines its compensation from the Company. Management’s compensation from the Company has not been determined pursuant to arm’s-length negotiation.

We may be subject to liabilities that are not readily identifiable at this time.

The Company may have liabilities to affiliated or unaffiliated lenders. These liabilities would represent fixed costs we would be required to pay, regardless of the level of business or profitability experienced by the Company. There is no assurance that the Company will be able to pay all of its liabilities. Furthermore, the Company is always subject to the risk of litigation from customers, suppliers, employees, and others. Litigation can cause the Company to incur substantial expenses and, if cases are lost, judgments, and awards can add to the Company’s costs.

In the course of business, the Company may incur expenses beyond what was anticipated.

Unanticipated costs may force the Company to obtain additional capital or financing from other sources or may cause the Company to lose its entire investment in the Company if it is unable to obtain the additional funds necessary to implement its business plan. There is no assurance that the Company will be able to obtain sufficient capital to implement its business plan successfully. If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return of shareholder investment in the Company is diminished.

The Company will rely on management to execute the business plan and manage the Company’s affairs.

Under applicable state corporate law and the By-Laws of the Company, the officers and directors of the Company have the power and authority to manage all aspects of the Company’s business. Shareholders must be willing to entrust all aspects of the Company’s business to its directors and executive officers.

There is no assurance the Company will always have adequate capital to conduct its business.

The Company will have limited capital available to it. If the Company’s entire original capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then the Company’s financial condition, results of operations and business performance would be materially adversely affected.

The Company is required to indemnify its directors and officers.

The Company’s By-Laws provide that the Company will indemnify its officers and directors to the maximum extent permitted by Nevada law. If the Company were called upon to indemnify an officer or director, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company’s business.

RISKS RELATED TO OUR COMMON STOCK

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock, par value $0.001 per share, of which 733,766,705 shares are issued and outstanding as of March 20, 2024. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 20,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Series B Preferred Stock issued to an investor with certain preferential rights, upon conversion thereof, will cause significant dilution to existing stockholders.

There are 14,241 shares of Series B non-voting, convertible preferred stock, (the “Series B Preferred Stock”) issued and outstanding. Each one share of Series B Preferred Stock has as a stated value of $100 per share and is convertible, at the option of the holder, into Common Stock of the Company at any time, at the election of the holder, at a rate of $0.0015 per share; provided, however, that such conversion may only occur at a time when the Company has sufficient authorized shares of common stock under its articles of incorporation to satisfy such conversion. The common stock issuable upon conversion of the Series B Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the Company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. In the event of such overhang, the Series B Preferred stockholders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. The Stock Purchase Agreement for the Series B Preferred Stock contains an issuance limitation of 4.99% of the outstanding shares of Common Stock at the time of conversion, but that limitation can be waived by the holder with sixty-one days’ notice. On a fully-diluted basis, without factoring in the 4.99% limitation, the Series B Preferred Stock may be converted into 949,400,000 shares of common stock, an amount that would cause significant dilution to the issued and outstanding shares of the Company.

Series B Preferred Stock issued to an investor with certain preferential rights, upon conversion thereof, will cause significant dilution to existing stockholders.

Bountiful Capital, LLC currently owns 45,000 shares of Series E non-voting, convertible preferred stock, (the “Series E Preferred Stock”). Each one share of Series E Preferred Stock has as a stated value of $100 per share and is convertible, at the option of the holder, into Common Stock of the Company at any time, at the election of the holder, at a rate of $0.0015 per share; provided, however, that such conversion may only occur at a time when the Company has sufficient authorized shares of common stock under its articles of incorporation to satisfy such conversion. The common stock issuable upon conversion of the Series E Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the Company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. In the event of such overhang, the Series E Preferred Stock will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. The Stock Purchase Agreement for the Series E Preferred Stock contains an issuance limitation of 4.99% of the outstanding shares of Common Stock at the time of conversion, but that limitation can be waived by the holder with sixty-one days’ notice. On a fully-diluted basis, without factoring in the 4.99% limitation, the Series E Preferred Stock may be converted into 3,000,000,000 shares of common stock, an amount that would cause significant dilution to the issued and outstanding shares of the Company.

We have issued stock options to individuals that, if exercised, will cause significant dilution to existing shareholders.

We have issued to various individuals stock options to purchase 904,177,778 shares of our common stock. The weighted average exercise prices for these stock options is $0.004, although the exact exercise prices vary by grant. If the option holders were to choose to exercise their stock options, a total of up to 904,177,778 would be issued, an amount that would cause significant dilution to the issued and outstanding shares of the Company.

We have outstanding convertible promissory notes and substantial dilution could occur if the lenders choose to convert the promissory note.

We have issued several convertible promissory notes that are convertible into shares based on a discount to the market price of our common stock. Each convertible promissory note is unique and the convertible promissory notes are further summarized in Notes 3, 4 and 5 to the financial statements included with this SEC filing.

Since the conversion rate results in the issuance of shares at a discounted rate, significant dilution of our common stock could occur if the lenders choose to convert the debt into common stock. A conversion of this convertible debt into Common Stock could cause our stockholders to experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock. The issuance of additional shares of common stock in the future via conversion of debt will reduce the proportionate ownership and voting power of then current stockholders. On a fully-diluted basis, without factoring in the 4.99% beneficial ownership limitations, as of December 31, 2023 the existing convertible promissory notes could have been converted into 2,293,933,406 shares of common stock, an amount that would have caused a significant dilution to the issued and outstanding shares of the Company.

Our common shares are subject to the “Penny Stock” rules of the SEC, and the trading market in our securities will likely be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and
●	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and
●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

There is a very limited market for our securities. While our common stock is on the OTC Pink Market, there has been negligible trading volume. There is no guarantee that an active trading market will develop in our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities, and an active trading market in our securities may not develop, or, if developed, may not be sustained. Accordingly, investors may have a difficult time selling their shares.

Our common stock is quoted through the OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity.

The Company’s common stock is quoted on the OTC Pink Market, which is a significantly more limited market than the New York Stock Exchange or NASDAQ. The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in OTC Pink Market stocks and certain major brokerage firms restrict their brokers from recommending OTC Pink Market stocks because they are considered speculative and volatile.

The trading volume of the Company’s common stock has been and may continue to be limited and sporadic. As a result, the quoted price for the Company’s common stock on the OTC Pink Market may not necessarily be a reliable indicator of its fair market value.

Additionally, the securities of small capitalization companies may trade less frequently and in more limited volume than those of more established companies. The market for small capitalization companies is generally volatile, with wide price fluctuations not necessarily related to the operating performance of such companies.

Trading on the OTC Pink Market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Pink Market. Trading in stock quoted on the OTC Pink Market is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Pink Market is not a stock exchange, and trading of securities on the OTC Pink Market is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We may finance our operations and develop strategic relationships by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, based on those criteria, because we did not have sufficient segregation of duties, and because we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

We are susceptible to general economic conditions, natural catastrophic events and public health crises, and a potential downturn in advertising and marketing spending by advertisers could adversely affect our operating results in the near future.

Our business is subject to the impact of natural catastrophic events, such as earthquakes, or floods, public health crisis, such as disease outbreaks, epidemics, or pandemics, and all these could result in a decrease or sharp downturn of economies, including our markets and business locations in the current and future periods. The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2.	PROPERTIES.

We rent our principal office space in an executive office suite facility on a month-to-basis at a rate of $120 per month.

Effective January 1, 2024, the Company entered into a lease agreement for a sub-office in Watchung, New Jersey with a term of 12 months and monthly lease payments of $500.

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

As of January 18, 2024, we had 80 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

As of March 20, 2024, our common stock was held by 79 stockholders of record, and we had 733,766,705 shares of common stock issued and outstanding. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker street names for the benefit of individual investors. The transfer agent of our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, New Jersey 07601.

Recent Sales of Unregistered Securities

Since the date of the Company’s last quarterly report filed on November 2, 2023 and through March 20, 2024, there were the following sales of unregistered securities:

Effective January 12, 2024, February 7, 2024 and March 11, 2024 we obtained funding of $80,000, $195,000, and $98,000, respectively, under a convertible promissory note with Bountiful Capital, LLC that was initially entered into on November 6, 2023. The note is convertible at the lesser of (a) $0.001 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock.

Effective March 12, 2024 we entered into a convertible promissory note for $500,000 with Bountiful Capital, LLC and received initial proceeds of $102,000. The note is convertible at the lesser of (a) $0.001 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 3(a)(9) and 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

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

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations, and business. These statements include, among others:

●	statements concerning the potential for benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and

●	statements of our expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to develop effective satellite links to mobile phones;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs;

(i)	aspects of the Company’s business are not proprietary and in general the Company is subject to inherent competition;

(j)	further dilution of existing shareholders’ ownership in Company;

(k)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

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

Results of Operations

Year ended December 31, 2023 compared to the year ended December 31, 2022

Revenues

Revenues were $25,846 and $23,068 for the years ended December 31, 2023 and 2022, respectively. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues.

General and Administrative Expenses

General and administrative expenses increased to $3,958,233 in the year ended December 31, 2023 from $3,656,684 in the year ended December 31, 2022. Most of the increase can be explained by the research and development agreement the Company entered into with Florida International University (FIU) whereby we made payments of $250,000 during the current year. We also incurred approximately $128,000 more of selling and marketing fees in the current year versus the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense of $2,000 in each of the years ended December 31, 2023 and 2022 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Other Income (Expense)

Total other income (expense) was $(788,807) and $4,604,630 for the years ended December 31, 2023 and 2022.

Our interest expense increased to $985,562 in the year ended December 31, 2023 from $509,633 in the year ended December 31, 2022. The increase in interest expense in the current fiscal year resulted primarily from new debt being entered into with embedded conversion options that resulted in the recognition of financing fees and debt discounts that were being amortized over the life of the notes. In the prior year amortization of debt discounts were less and convertible notes payable were fully converted to common stock, therefore reducing interest expense.

We reported a non-cash gain on change in derivative liabilities of $196,755 and $5,108,229 in the years ended December 31, 2023 and 2022, respectively. We estimate the fair value of the derivatives associated with our convertible notes payable and stock options using Black-Scholes and/or multinomial lattice models based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We recognized a gain on forgiveness of debt of $6,034 in the year ended December 31, 2022. Pursuant to an agreement with a lender, the Company agreed to extinguish a convertible promissory note in the principal amount of $40,000 with four payments of $10,000, which were made in the months of February, March, April and May 2022. Accrued interest payable of $6,034 was forgiven by the lender in May 2022, which amount is reported as other income.

Net Income (Loss)

As a result of the activity discussed above, we reported a net loss of $4,723,194 in the year ended December 31, 2023 and net income of $969,014 in the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had total current assets of $44,104 and total current liabilities of $2,657,539, resulting in a working capital deficit of $2,613,435. Included in our current liabilities as of December 31, 2023 are derivative liabilities totaling $2,166,112, which we do not anticipate will require cash payments to settle.

We funded our operations during the year ended December 31, 2023 from the proceeds from the issuance of our Series E Preferred Stock of $440,000 and proceeds from the issuance of convertible notes payable of $627,000. We anticipate we will continue to fund our operations from this source in the short term.

Recent Financings

Effective January 12, 2024, February 7, 2024 and March 11, 2024 we obtained funding of $80,000, $195,000, and $98,000, respectively, under a convertible promissory note that was initially entered into on November 6, 2023.

Effective March 12, 2024 we entered into a convertible promissory note for up to $500,000 and obtained funding of $102,000.

Sources and Uses of Cash

During the year ended December 31, 2023, we used net cash of $1,054,009 in operating activities as a result of our net loss of $4,723,194, non-cash expenses totaling $3,839,914, an increase in accounts payable of $11,155 and an increase in accrued interest, notes payable of $27,663, offset by non-cash gains totaling $196,755 and decreases in accounts payable – related party of $10,000, and accrued expenses of $2,792.

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

During the year ended December 31, 2023, we had no investing activities.

During the year ended December 31, 2022, we used net cash of $500 in investing activities, comprised of the payment of deposit.

Net cash provided by financing activities was $1,067,000 during the year ended December 31, 2023, comprised of proceeds from convertible notes payable of $627,000 and proceeds from the issuance of Series E Preferred Stock of $440,000.

Net cash provided by financing activities was $629,605 during the year ended December 31, 2022, comprised of proceeds from convertible notes payable of $150,000 and proceeds from the issuance of Series E Preferred Stock of $520,000, partially offset by repayment of convertible notes payable of $40,395.

Historically, proceeds received from the issuance of debt and preferred stock have been sufficient to fund our current operating expenses. We estimate that we will need to raise substantial capital or financing over the next twelve months in order to explore business expansion opportunities and provide the necessary capital to meet our other general and administrative expenses. We anticipate that we will incur operating losses in the next twelve months as our revenue is not expected to exceed our investment and operating costs. Therefore, our future operations are dependent on our ability to secure additional financing. Future financing transactions, if available, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the economy and status of the U.S. equity and debt markets can impact our ability to obtain financing through the issuance of equity or debt securities.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023 and 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and convertible notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows at December 31, 2023 and 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2023:
Derivative liabilities	$2,166,112	$-	$-	$2,166,112

Total liabilities measured at fair value	$2,166,112	$-	$-	$2,166,112

December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2023, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	As of December 31, 2023, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls

During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Rich Berliner	70	Chief Executive Officer, Director
William E. Beifuss, Jr.	78	President, Acting Chief Financial Officer, Secretary, Chairman of the Board of Directors
Byron Elton	70	Director

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

Byron Elton —Director. Mr. Elton has been a director of the Company since March 16, 2009 and the Chairman of the Board of Directors from March 16, 2009 to December 1, 2021. He served as the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company from January 5, 2009 to May 10, 2013. He also currently serves as the Chief Executive Officer of CancerVAX, Inc. Mr. Elton is an experienced media and marketing professional with experience in crafting new business development strategies and building top-flight marketing organizations. From January 2014 to the present, he has served on the Board of Directors of OriginClear, Inc. From January 2014 to the present, he has served as Executive Vice President of 451 Marketing, a fully integrated marketing and communications agency with offices in Boston, New York and Los Angeles. From June 2013 to the present, he has served as a principal at PointClear Search, an executive search firm. He previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California from 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton’s extensive senior level management experience, specifically in new business development and partnership strategies, qualify him to serve on the Board of Directors.

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

Our Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

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

Audit Committee. Our Board of Directors has appointed an audit committee. During our fiscal year ended December 31, 2023, our audit committee was comprised of Byron Elton, who also serves as our audit committee financial expert. Mr. Elton qualifies as independent as defined in Rule 4200 of the listing standards of The Nasdaq Capital Market. Our audit committee is authorized to:

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

The audit committee held four meetings during fiscal year ended December 31, 2023.

Compensation Committee. We currently do not have a compensation committee, so all decisions with respect to management compensation are made by the whole Board. Our Board:

●	determines compensation of our directors, executive officers and key employees;

●	establishes appropriate incentive compensation and equity-based plans and to administer such plans;

●	evaluates the performance of our management; and

●	performs such other duties and responsibilities pertaining to compensation.

Nominating Committee. Our nominating committee is comprised of Byron Elton. Our nominating committee is authorized to:

●	assist the Board of Directors by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of shareholders;

●	lead the Board of Directors in its annual review of its performance;

●	recommend to the Board director nominees for each committee of the Board of Directors; and

●	develop and recommend to the Board of Directors corporate governance guidelines applicable to us.

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

The Elements of Digital Location’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2023, all executive officer base salary decisions were approved by the Board of Directors.

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

Executive Officer Compensation

The following table sets forth the annual compensation paid or accrued by us for the years ended December 31, 2023 and 2022 for services rendered in all capacities by our Chief Executive Officer, our President, and our two most highly compensated consultants whose total compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Rich Berliner, Chief	2023	-	-	-	-	-	-	240,000	240,000
Executive Officer (2)	2022	-	-	-	-	-	-	240,000	240,000

William E. Beifuss, Jr. - President, Acting Chief	2023	-	-	-	-	-	-	95,000	95,000
Financial Officer and Secretary (3)	2022	-	-	-	340,914	-	-	120,000	460,914

Gerard Hug – Consultant (4)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	204,548	-	-	20,000	224,548

(1)	Other compensation consists of consulting fees paid pursuant to Independent Contractor Agreements.
(2)	Effective December 1, 2021, Mr. Berliner was appointed to serve as Chief Executive Officer of the Company. Previously, Mr. Berliner served as a consultant to the Company.
(3)	On December 1, 2021, William E. Beifuss resigned from his position as Chief Executive Officer of the Company, a position he held since September 30, 2019. Mr. Beifuss serves as the Company’s President, Acting Chief Financial Officer and Secretary, positions he has held since May 10, 2013.
(4)	Consulting fees to Gerard Hug were comprised of $20,000 and $60,000 paid in shares of the Company’s common stock in the years ended December 31, 2022 and 2021, respectively. Payments were made pursuant to an Independent Contractor/Advisory Agreement effective July 6, 2020, which was terminated in the year ended December 31, 2022.
(5)	Option rewards are comprised of the fair value of non-qualified stock options as of the grant date in accordance with FASB ASC Topic 718.

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

We have a consulting agreement dated May 31, 2013 with William E. Beifuss, Jr., our President and Acting Chief Financial Officer, for the payment of monthly compensation of $5,000 beginning in June 2013. The agreement was amended, effective November 1, 2016, to increase the monthly compensation to $10,000. The agreement may be cancelled by either party with 30 days’ notice. This agreement was verbally modified to $5,000 per month starting August 1, 2023.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($)	Expiration Date

Rich Berliner, Chief Executive Officer (1)	5,000,000	-	-	$0.0006	10/19/2025

Rich Berliner, Chief Executive Officer (2)	350,000,000	154,000,000	-	$0.0006	12/01/2031

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary (3)	25,000,000	-	-	$0.0006	12/22/2025

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary (4)	47,916,659	27,083,341	-	$0.0006	02/08/2032

Andrew Van Noy – Consultant (5)	150,000,000	-	-	$0.0170	12/22/2025

Gerard Hug – Consultant (6)	25,000,000	-	-	$0.0170	12/22/2025

Gerard Hug – Consultant (7)	28,750,000	16,250,000	-	$0.0081	02/08/2032

(1)	On October 19, 2020, Mr. Berliner was granted non-qualified stock options to purchase 5,000,000 shares of our common stock at an exercise price of $0.0108 per share exercisable on a cash or cashless basis until October 19, 2025 in consideration for his services to us. These options vest 1/24th per month, commencing on October 19, 2020, on a monthly basis for as long as Mr. Berliner is an employee or consultant of the Company. During the year ended December 31, 2023 the exercise price of the options was reduced to $0.0006.
(2)	On December 1, 2021, Mr. Berliner was granted non-qualified stock options to purchase 504,000,000 shares of our common stock at an exercise price of $0.0074 per share exercisable on a cash or cashless basis until December 1, 2031 in consideration for his services to us. These options vest 84,000,000 shares in month 6 and 14,000,000 shares per month in each of the 30 months thereafter for as long as Mr. Berliner is an employee or consultant of the Company. During the year ended December 31, 2023 the exercise price of the options was reduced to $0.0006.
(3)	On December 22, 2020, Mr. Beifuss was granted non-qualified stock options to purchase 25,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of the Company. During the year ended December 31, 2023 the exercise price of the options was reduced to $0.0006.
(4)	On February 8, 2022, Mr. Beifuss was granted non-qualified stock options to purchase 75,000,000 shares of our common stock at an exercise price of $0.0081 per share exercisable on a cash or cashless basis until February 8, 2032 in consideration for his services to us. These options vest 1/36th per month, commencing on February 8, 2022, on a monthly basis for as long as Mr. Beifuss is an employee or consultant of the Company. During the year ended December 31, 2023 the exercise price of the options was reduced to $0.0006.
(5)	On December 22, 2020, Andrew Van Noy was granted non-qualified stock options to purchase 150,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Van Noy is an employee or consultant of the Company.
(6)	On December 22, 2020, Mr. Hug was granted non-qualified stock options to purchase 25,000,000 shares of our common stock at an exercise price of $0.017 per share exercisable on a cash or cashless basis until December 31, 2025 in consideration for his services to us. These options vest 1/36th per month, commencing on December 22, 2020, on a monthly basis for as long as Mr. Hug is an employee or consultant of the Company.
(7)	On February 8, 2022, Mr. Hug was granted non-qualified stock options to purchase 45,000,000 shares of our common stock at an exercise price of $0.0081 per share exercisable on a cash or cashless basis until February 8, 2032 in consideration for his services to us. These options vest 1/36th per month, commencing on February 8, 2022, on a monthly basis for as long as Mr. Hug is an employee or consultant of the Company.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2023.

Director Compensation

Non-employee directors may receive compensation for their services, including the grant of stock options, and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

During the fiscal year ended December 31, 2023, we paid no compensation to our non-employee director, Byron Elton.

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

The primary purpose of the 2011 Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us. Under the 2011 Plan, options may be granted to employees, officers, directors or consultants of ours. The term of each option granted under the 2011 Plan will be contained in a stock option agreement between the optionee and us and such terms shall be determined by a committee of the Board of Directors consistent with the provisions of the 2011 Plan, including the following:

●	The purchase price of the common stock subject to each incentive stock option will not be less than the fair market value (as set forth in the 2011 Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted.

●	The dates on which each option (or portion thereof) will be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the committee delegated by the Board of Directors, in its discretion, at the time such option is granted. Unless otherwise provided in the grant agreement, in the event of a change of control (as set forth in the Incentive Stock Plan), the committee delegated by the Board may accelerate the vesting and exercisability of outstanding options all unvested shares shall immediately become vested;

●	Any option granted to an employee of ours will become exercisable over a period of no longer than five years. No option will in any event be exercisable after ten years from, and no Incentive Stock Option granted to a ten percent stockholder will become exercisable after the expiration of five years from, the date of the option;

●	No option will be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2011 Plan will be subject to execution, attachment or other process;

●	In the event of any change in our outstanding common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger, or similar event, the Board of Directors or the committee delegated by the Board may adjust proportionally (a) the number of shares of common stock (i) reserved under the 2011 Plan, (ii) available for Incentive Stock Options and Non-statutory Options and (iii) covered by outstanding stock awards or restricted stock purchase offers; (b) the exercise prices related to outstanding grants so that each optionee’s proportionate interest is maintained as immediately before such event; and (c) the appropriate fair market value and other price determinations for such grants. In the event of a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, the Board of Directors or the committee delegated by the Board of Directors will be authorized to issue or assume stock options, whether or not in a transaction to which Section 424(a) of the Code, applies, and other grants by means of substitution of new grant agreements for previously issued grants or an assumption of previously issued grants.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2024, the number of and percent of our common stock beneficially owned by:

●	each of our directors;

●	each of our named executive officers;

●	each holder of 5% or more of our common stock;

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 20, 2024 upon the exercise of options, warrants, or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants, or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 20, 2024 have been exercised and converted. The address for each of the below is c/o Digital Locations, Inc., 3700 State Street, Suite 350, Santa Barbara, California 93105.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned	Percent Owned (1)

Rich Berliner, Chief Executive Officer, Director (2)	411,000,000	35.90%

William E. Beifuss, Jr., President, Acting Chief Financial Officer, Secretary, Chairman of the Board of Directors (3)	91,027,825	11.17%

Byron Elton, Director (4)	5,000,000	*

Andrew Van Noy (5)	154,607,817	17.49%

Gerard Hug (6)	67,170,022	8.48%

All Executive Officers and Directors as a Group (3 persons)	507,027,853	41.19%

*	Indicates beneficial ownership of less than 1%.

(1)	Based upon 733,766,705 common shares issued and outstanding as of March 20, 2024.

(2)	Includes 411,000,000 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2024.

(3)	Includes 81,249,991 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2024.

(4)	Includes 5,000,000 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2024.

(5)	Includes 150,000,000 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2024. Mr. Van Noy is a consultant to the Company.

(6)	Includes 58,750,000 shares subject to non-qualified stock options that are currently exercisable or exercisable within 60 days of March 20, 2024. Mr. Hug is a consultant to the Company.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance from inception (April 24, 2006) through December 31, 2023:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders (1)	904,177,778	$0.004	0

Total	904,177,778	$0.004	0

(1) Consists of options to purchase a total of 834,177,778 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Certain Relationships and Related Transactions

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months, subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation. The Company recorded compensation expense to Mr. Berliner of $240,000 for each of the years ended December 31, 2023 and 2022, respectively.

Further, pursuant to the Independent Contractor Agreement, the Company granted to Mr. Berliner ten-year non-qualified stock options to acquire up to 504,000,000) shares of the Company’s common stock as compensation under the Independent Contractor Agreement. The options vest over a 36-month period with 84,000,000 options vesting at the end of month 6 and 14,000,000 options vesting in months 7 through the end of month 36. The options are exercisable at an exercise price of $0.0074 and vest 100% upon a sale of the Company, as defined in the option agreement. If Mr. Berliner’s service is terminated for cause (as defined in the option agreement), the options (whether vested or unvested) shall immediately terminate and cease to be exercisable. During the year ended December 31, 2023 the Company reduced the exercise price of the options to $0.0006 per share.

On December 1, 2021, William E. Beifuss, Jr. resigned from his position as Chief Executive Officer of the Company. Mr. Beifuss will continue to serve as the Company’s President, Acting Chief Financial Officer and Secretary. Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, Mr. Beifuss is to receive fees of $10,000 per month. This agreement was verbally modified to $5,000 per month starting August 1, 2023. The Company recorded compensation expense to Mr. Beifuss of $95,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively. Fees payable to Mr. Beifuss of $10,000 were included in accounts payable – related party as of December 31, 2022.

On December 22, 2020, the Company issued non-qualified stock options to purchase up to a total of 25,000,000 and 5,000,000 shares of our common stock to Mr. Beifuss and to Byron Elton, Chairman of the Board of Directors. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of five years from the date of grant at an exercise price of $0.017 per share. During the year ended December 31, 2023 the Company reduced the exercise price of Mr. Beifuss’ and Mr. Eltons’s options to $0.0006 per share.

On February 8, 2022, the Company issued to Mr. Beifuss non-qualified stock options to purchase up to a total of 75,000,000 shares of our common stock. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of ten years from the date of grant at an exercise price of $0.0081 per share. During the year ended December 31, 2023 the Company reduced the exercise price of the options to $0.0006.

Director Independence

We currently have one independent director, Byron Elton, as that term is defined by the listing standards of The Nasdaq Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by M&K CPAS, PLLC in the years ended December 31, 2023 and 2022 for the audit and reviews of our financial statements totaled approximately $47,235 and $36,850, respectively.

Audit-Related Fees

We incurred no audit-related fees during the years ended December 31, 2023 and 2022 to M&K CPAS, PLLC.

Tax Fees

We incurred fees to M&K CPAS, PLLC. for tax compliance services of $2,000 and $1,800 for the years ended December 31, 2023 and 2022, respectively.

All Other Fees

There were no fees billed to us by to M&K CPAS, PLLC for services other than the services described above under “Audit Fees,” “Audit-Related Fees” during the years ended December 31, 2023 and 2022.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

EXHIBIT INDEX

3.1	Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on August 25, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.2	Articles of Amendment of Articles of Incorporation of Carbon Sciences, Inc. filed with the Nevada Secretary of State on April 9, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.3	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on May 9, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2011).

3.4	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 1, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2011).

3.5	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 26, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017).

3.6	Series A Preferred Stock Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2016).

3.7	Series B Preferred Stock Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2016).

3.8	Certificate of Correction, filed with the Nevada Secretary of State on April 1, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016)

3.9	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

3.10	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on June 15, 2016 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 21, 2017)

3.11	Withdrawal of Series A Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2017).

3.12	Series A Certificate of Designation of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2017).

3.13	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on November 16, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2017)

3.14	Bylaws of Carbon Sciences, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 27, 2007).

3.15	Certificate of Designation of Series C Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 30, 2 018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2018)

3.16	Certificate of Designation of Series D Convertible Preferred Stock of Digital Locations, Inc. filed with the Nevada Secretary of State on November 27, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2019)

3.17	Certificate of Change, filed with the Nevada Secretary of State on February 13, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2020).

3.18	Certificate of Designation of Series E Preferred Stock of Digital Locations, Inc. filed with Nevada Secretary of State on April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

3.19	Certificate of Amendment to Designation of Series B Preferred Stock of Digital Locations, Inc. filed with Nevada Secretary of State on April 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2021)

4.1	Form of Warrant issued in connection with Stock Purchase Agreement entered into between the Company and the Purchasers, signatory thereto. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

4.2+	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Report on Form 8-Kfiled on December 29, 2020)

4.3+	Non-Qualified Stock Option Agreement issued by Digital Locations, Inc, to William E. Beifuss, Jr. (Incorporated by reference to the Company’s Current Report on Form 8-Kfiled on December 29, 2020)

4.4+	Non-Qualified Stock Option Award Agreement between Digital Locations, Inc. and Rich Berliner, dated December 1, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021)

4.5+*	Non-Qualified Stock Option Award Agreement between Digital Locations, Inc. and William E. Beifuss, Jr., dated February 8, 2022

4.6	Description of Securities (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.1+	Carbon Sciences, Inc. 2011 Equity Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on S-1 filed on November 7, 2011)

10.2+	Consulting Agreement between Carbon Sciences, Inc. and William E. Beifuss, Jr., dated May 31, 2013. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014)

10.3	Form of Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2017)

10.4	Convertible Promissory Note, dated August 29, 2019 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 14, 2020)

10.5	Convertible Promissory Note, dated July 8, 2020 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on August 25, 2020)

10.6	Asset Purchase Agreement, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.7	Convertible Promissory Note with Baryalai Azmi, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.8	Convertible Promissory Note with Shervin Gerami, dated January 7, 2021 (Incorporated by reference to the Company’s Report on Form 8-Kfiled on January 13, 2021)

10.9	Convertible Promissory Note, dated July 12, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.10	Convertible Promissory Note, dated August 31, 2021(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.11	Convertible Promissory Note, dated October 7, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.12+	Independent Contractor Agreement, by and between Rich Berliner and Digital Locations, Inc., dated December 1, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021)

10.13	Convertible Promissory Note, dated November 8, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.14	Convertible Promissory Note, dated December 14, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.15	Convertible Promissory Note, dated January 6, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.16	Convertible Promissory Note, dated March 1, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.17	Convertible Promissory Note, dated May 3, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 20, 2023)

10.18	Convertible Promissory Note, dated August 24, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 20, 2023)

10.19*	Convertible Promissory Note dated March 12, 2023

10.20*	Convertible Promissory Note dated July 31, 2023

10.21	Equity Financing Agreement with GHS Investments, LLC dated September 7, 2023 (Incorporated by reference to the Company’s Report on Form 8-K filed on September 12, 2023)

10.22	Registration Rights Agreement with GHS Investments, LLC dated September 7, 2023 (Incorporated by reference to the Company’s Report on Form 8-K filed on September 12, 2023)

10.23	Placement Agent Agreement with Icon Capital Group, LLC dated September 7, 2023 (Incorporated by reference to the Company’s Report on Form 8-K filed on September 12, 2023)

10.24	Agreement between Digital Locations Inc. and The Florida International University Board of Trustees dated June 6, 2023(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023)

10.25*	Convertible Promissory Note dated November 6, 2023

21.1	Subsidiaries (Incorporated by reference to the Company’s Annual Report on Form 10-K for year ended December 31, 2020 filed on March 29, 2021)

31.1*	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2*	Certification by Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification by Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EX-101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document.

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith

+Management contract or incentive plan

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Locations, Inc.

Date: March 29, 2024	By:	/s/ Rich Berliner
Rich Berliner
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William E. Beifuss, Jr.	CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT,	March 29, 2024
William E. Beifuss, Jr.	ACTING CHIEF FINANCIAL OFFICER, SECRETARY, (PRINCIPAL FINANCIAL OFFICER)

/s/ Byron Elton	DIRECTOR	March 29, 2024
Byron Elton

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digital Locations, Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Location, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Derivatives

Company uses management estimates on various inputs to the calculation. Auditing a specialist’s calculation of the value of derivatives can be a significant judgment given the fact that the Company uses the specialists estimates on various inputs to the calculation. As discussed in Note 8 to the financial statements, the company has a derivative liability due to a tainted equity environment.

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

The Woodlands, TX

March 29, 2024

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$44,104	$31,113
Total current assets	44,104	31,113

Other assets:
Deposits	500	500
Intangible assets, net	4,000	6,000

Total assets	$48,604	$37,613

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$124,342	$113,187
Accounts payable – related party	-	10,000
Accrued expenses and other current liabilities	937	3,729
Accrued interest, notes payable	78,654	53,212
Derivative liabilities	2,166,112	1,233,679
Convertible notes payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $0 and $22,834, at December 31, 2023 and 2022, respectively	199,394	15,916
Total current liabilities	2,657,539	1,517,823

Long-term liabilities – convertible notes payable, net of discount of $400,876 and $600,767, at December 31, 2023 and 2022, respectively	599,124	399,233

Total liabilities	3,256,663	1,917,056

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 shares issued and outstanding at December 31, 2023 and 2022	1,424,100	1,424,100
Series E, 45,000 and 40,600 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,500,000	4,060,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 733,766,705 and 604,150,321 shares issued and outstanding at December 31, 2023 and 2022, respectively	733,767	604,150
Additional paid-in capital	45,021,818	42,196,857
Accumulated deficit	(54,887,744)	(50,164,550)

Total stockholders’ deficit	(9,132,159)	(7,363,543)

Total liabilities, mezzanine and stockholders’ deficit	$48,604	$37,613

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Revenues	$25,846	$23,068

Operating expenses:
General and administrative	3,958,233	3,656,684
Depreciation and amortization	2,000	2,000
Impairment of assets	-	-

Total operating expenses	3,960,233	3,658,684

Loss from operations	(3,934,387)	(3,635,616)

Other income (expense):
Interest expense	(985,562)	(509,633)
Gain on change in derivative liabilities	196,755	5,108,229
Gain (loss) on extinguishment of debt	-	6,034

Total other income (expense)	(788,807)	4,604,630

Income (loss) before income taxes	(4,723,194)	969,014
Provision for income taxes	-	-

Net income (loss)	$(4,723,194)	$969,014

Weighted average number of common shares:
Basic	708,657,045	433,143,911
Diluted	708,657,045	4,337,208,296

Net income (loss) per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

Year Ended December 31, 2023

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	14,241	$1,424,100	40,600	$4,060,000	604,150,321	$604,150	$42,196,857	$(50,164,550)	$(7,363,543)

Issuance of common stock for conversion of notes payable and accrued interest payable	-	-	-	-	129,616,384	129,617	(88,646)	-	40,971
Issuance of Series E preferred stock for cash	-	-	4,400	440,000	-	-	-	-	-
Vesting of consultant stock options	-	-	-	-	-	-	2,882,849	-	2,882,849
Settlement of derivative liabilities	-	-	-	-	-	-	30,758	-	30,758
Net income	-	-	-	-	-	-	-	(4,723,194)	(4,723,194)

Balance, December 31, 2023	14,241	$1,424,100	45,000	$4,500,000	733,766,705	$733,767	$45,021,818	$(54,887,744)	$(9,132,159)

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

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,723,194)	$969,014
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,000	2,000
Amortization of debt discount	407,641	483,059
Common stock issued for services	-	20,000
Stock option compensation	2,882,849	2,986,546
Financing fees	547,424	-
(Gain) on change in derivative liabilities	(196,755)	(5,108,229)
(Gain) loss on extinguishment of debt	-	(6,034)
Changes in operating assets and liabilities:
Accounts payable	11,155	(13,880)
Accounts payable – related party	(10,000)	(20,000)
Accrued expenses and other current liabilities	(2,792)	(546)
Accrued interest – notes payable	27,663	21,712
Net cash used in operating activities	(1,054,009)	(666,358)

Cash flows from investing activities:
Payment of deposit	-	(500)
Net cash used in investing activities	-	(500)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	150,000
Proceeds from the issuance of Series E preferred stock	440,000	520,000
Repayment of convertible notes payable	627,000	(40,395)
Net cash provided by financing activities	1,067,000	629,605

Net increase (decrease) in cash	12,991	(37,253)
Cash, beginning of the year	31,113	68,366

Cash, end of the year	$44,104	$31,113

Supplemental disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,862

Non-cash financing and investing activities:
Debt discount for derivative liabilities	$612,522	$680,474
Common shares issued in conversion of debt	$40,971	$365,424
Common shares issued in conversion of Series B preferred stock	$-	$22,100
Derivative liability for consultant stock options	$-	$545,462
Settlement of derivative liabilities	$30,758	$263,780
Common shares cancelled	$-	$3,845

See notes to consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2023, our current liabilities exceeded our current and total assets by $2,613,435 and we had an accumulated deficit of $54,887,744. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of SCS, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances at December 31, 2023 and 2022 were insured. As of December 31, 2023 and 2022, there were no cash equivalents.

Intangible Assets

The identifiable intangible assets acquired in the SCS acquisition are amortized using the straight-line method over an estimated life of 5 years.

Derivative Liabilities

We have identified the conversion features of some of our convertible notes payable as derivatives due to their variable conversion price. Where the number of common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional convertible debt is included in the value of the derivatives. We estimate the fair value of the derivatives using the Black-Scholes pricing model and/or a multinomial lattice model based on projections of various potential future outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023 and 2022, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis are as follows as of December 31, 2023 and 2022:

	Total	Level 1	Level 2	Level 3
December 31, 2023:
Derivative liabilities	$2,166,112	$-	$-	$2,166,112

Total liabilities measured at fair value	$2,166,112	$-	$-	$2,166,112

December 31, 2022:
Derivative liabilities	$1,233,679	$-	$-	$1,233,679

Total liabilities measured at fair value	$1,233,679	$-	$-	$1,233,679

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

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the years ended December 31, 2023 and 2022, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the years ended December 31, 2023 and 2022, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

	Years Ended December 31,
	2023	2022

Basic weighted average number of shares	708,657,045	433,143,911
Dilutive effect of:
Series B preferred stock	-	949,400,000
Series E preferred stock	-	2,706,666,667
Convertible notes payable	-	247,997,718

Diluted weighted average number of shares	708,657,045	4,337,208,296

For the year ended December 31, 2023, potential dilutive securities of 949,400,000 for Series B preferred stock, 3,000,000,000 for Series E preferred stock, and 2,293,933,406 for convertible notes payable had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Research and Development Costs

Research and development costs are expensed as incurred. We incurred no research and development costs for the years ended December 31, 2023 and 2022.

Advertising Costs

We expense the cost of advertising and promotional materials when incurred. We incurred no material advertising costs for the years ended December 31, 2023 and 2022.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the year ended December 31, 2023 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

3. CONVERTIBLE NOTES PAYABLE

Outstanding as of December 31, 2023

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, the Company entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of December 31, 2023 and 2022, matured on March 14, 2015, and is currently in default. As of December 31, 2023 accrued interest on the note was $15,938.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, the Company issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The Company recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of December 31, 2023 and 2022 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of December 31, 2023 and 2022 was extended to December 31, 2023. As of December 31, 2023 accrued interest on the notes was $32,246.

Convertible Promissory Notes of $199,394

July 31, 2023 Convertible Promissory Note for up to $500,000

On June 20, 2023, the Company entered into a 10% note in the principal amount of $135,000 with a maturity date of June 20, 2024 to fund their operations. On July 31, 2023, the Company entered into a 10% convertible note with a principal sum up to $500,000 which replaced the June 20, 2023 note and the $135,000 became the initial funding under the new note. Under the convertible note the lender may pay additional consideration to the Company up to the $500,000 principal and through December 31, 2023 an additional $365,000 of funding was provided, resulting in a balance of $500,000 worth of principal due as of December 31, 2023. The maturity date of the convertible note is July 31, 2024 and the note is convertible at the lesser of (a) $0.002 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock. Therefore, the conversion feature has been recorded as a derivative liability (see Note 2). The note was discounted to a principal balance of $0 and a debt discount of equal to the principal amount borrowed was recorded at each date of funding. Amortization of the discount to interest expense was $174,456 during the year ended December 31, 2023, resulting in a debt discount of $325,544 as of December 31, 2023. As of December 31, 2023 principal and accrued interest on the note was $500,000 and $17,566, respectively.

November 6, 2023 Convertible Promissory Note for up to $500,000

On November 6, 2023, the Company entered into a 10% note with a principal sum up to $500,000 and received initial funding of $42,000. Under the convertible note the lender may pay additional consideration to the Company up to the $500,000 principal and through December 31, 2023 an additional $85,000 of funding was provided, resulting in a balance of $127,000 worth of principal due as of December 31, 2023. The maturity date of the convertible note is November 6, 2024 and the note is convertible at the lesser of (a) $0.001 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock. Therefore, the conversion feature has been recorded as a derivative liability (see Note 2). The note was recorded with debt discounts of $112,522 total for both funding transactions. Amortization of the discount to interest expense was $10,460 during the year ended December 31, 2023, resulting in a debt discount of $102,062 as of December 31, 2023. As of December 31, 2023 principal and accrued interest on the note was $127,000 and $1,215, respectively.

Extinguished During the Year Ended December 31, 2023

August 24, 2022 Convertible Promissory Note - $38,750

Effective August 24, 2022, the Company entered into a 12% convertible note with an institutional investor in the principal amount of $38,750 with a maturity date of August 24, 2023. The Company received net proceeds of $35,000 after payment of $3,750 in legal fees and fees to the lender. The lender, at its option after 180 days from the issuance of the note, may convert the unpaid principal balance of, and accrued interest on, the note into shares of the Company’s common stock at a 45% discount from the lowest trading price during the 20 trading days prior to conversion. The Company may prepay the note during the 180 days from the issuance of the note at a redemption premium of 150%. After the expiration of 180 days after issuance, the Company has no right of prepayment. We recorded a debt discount of $35,316 related to the conversion feature of the note, along with a derivative liability at inception. During the year ended December 31, 2023, we issued the lender shares of our common stock in consideration for the conversion of principal of $38,750 and accrued interest of $2,221, extinguishing the debt in full. No gain or loss on extinguishment of debt was recorded since the conversion was completed within the terms of the convertible note.

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

4. LONG-TERM CONVERTIBLE NOTES PAYABLE

On January 7, 2021, the Company issued two long-term convertible notes payable each in the principal amount of $500,000 in conjunction with the business acquisition of SCS LLC. The Assigned Notes bear interest at an annual rate of 0.39% and mature on January 7, 2026. The Assigned Notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception. Amortization of the discount to interest expense was $199,890 during the year ended December 31, 2023, resulting in a debt discount of $400,876 as of December 31, 2023, therefore with a principal balance of $1,000,000 the notes had a net balance shown on the balance sheet of $599,124. Accrued interest on the notes was $11,689 as of December 31, 2023.

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

During the year ended December 31, 2023, the holder did not convert any shares of Series B Preferred Stock into shares of the Company’s common stock. During the year ended December 31, 2022, the holder converted a total of 221 shares of Series B Preferred Stock valued at $22,100 into 14,733,333 shares of the Company’s common stock. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the Series B Preferred Stock.

As of December 31, 2023 and 2022, the Company had 14,241 shares of Series B Preferred Stock outstanding that were recorded as mezzanine at face value of $1,424,100, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

During the year ended December 31, 2022, the Investor purchased a total of 5,200 additional shares of Series E Preferred Stock for cash of $520,000, the stated valued of the shares. During the year ended December 31, 2023, the Investor purchased a total of 4,400 additional shares of Series E Preferred Stock for cash of $440,000, the stated valued of the shares.

As of December 31, 2023 and 2022, the Company had 45,000 and 40,600 shares of Series E Preferred Stock outstanding, respectively, recorded as mezzanine at face value of $4,500,000 and $4,060,000 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Common Stock

As of December 31, 2023 and 2022, the Company had 733,766,705 and 604,150,321 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued 129,616,384 shares in consideration for the conversion of $38,750 of principal of convertible notes payable and accrued interest payable of $2,220 and the reduction of derivative liabilities of $30,758. There was no gain or loss on settlement of debt due to the conversions occurring within the terms of the convertible notes.

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

7. STOCK OPTIONS

As of December 31, 2023, the Board of Directors of the Company had granted non-qualified stock options exercisable for a total of 904,177,778 shares of common stock to its officers, directors, and consultants.

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

During the year ended December 31, 2023, the Company reduced the exercise price of 634,000,000 outstanding options, whereby the modification was accounted for as a cancellation and reissuance and $10,670 worth of incremental cost would be recognized over the remaining vesting term. In addition, the Company issued an additional 50,000,000 options for compensation to a consultant with a fair value of $30,000 at the date of grant. 8,333,333 of the options vested on November 4, 2023 and 1,388,889 vest each month after that.

We recognized stock option compensation expense of $2,882,849 and $2,986,546 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had unrecognized stock option compensation expense totaling $1,359,985.

A summary of the Company’s stock options as of December 31, 2023, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2021	734,177,778	$0.001
Granted	120,000,000	$0.008
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of December 31, 2022	854,177,778	$0.011
Granted	684,000,000	$0.001
Exercised	-	$-
Forfeited or expired	(634,000,000)	$0.009

Outstanding as of December 31, 2023	904,177,778	$0.004	6.51	$136,800

Exercisable as of December 31, 2023	666,566,659	$0.006	5.90	$92,528

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.001 as of December 31, 2023, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

The significant assumptions used in the valuation of the options granted during the year ended December 31, 2023 were as follows:

Expected life	2.46 to 10.01 years
Risk free interest rates	3.37% - 3.75%
Expected volatility	198% – 269%

8. DERIVATIVE LIABILITIES

During the years ended December 31, 2023 and 2022, the Company had the following activity in its derivative liabilities account:

	Convertible	Series B Preferred
	Notes Payable	Stock	Stock Options	Total

Derivative liabilities as of December 31, 2021	$1,512,336	$-	$4,412,878	$5,925,214
Addition to liabilities for new issuances	135,012	-	545,462	680,474
Elimination of liabilities in debt conversions	(263,780)	-	-	(263,780)
Change in fair value	(643,411)	-	(4,464,818)	(5,108,229)

Derivative liabilities as of December 31, 2022	740,157	-	493,522	1,233,679
Addition to liabilities for new issuances	1,159,946	-	-	1,159,946
Elimination of liabilities in debt conversions	(30,758)	-	-	(30,758)
Change in fair value	296,767	-	(493,522)	(196,755)

Derivative liabilities as of December 31, 2023	$2,166,112	$-	$-	$2,166,112

The significant assumptions used in the valuation of the derivative liabilities during the year ended December 31, 2023 are as follows:

Risk free interest rates	4.23% - 5.47%
Years to maturity	0.58 – 2.44
Expected volatility	182% – 261%

The calculation input assumptions are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

9. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. After one year of service, Mr. Berliner will be eligible to receive severance equal to three months of base compensation. The Company recorded compensation expense to Mr. Berliner of $240,000 for each of the years ended December 31, 2023 and 2022.

Further, pursuant to the Independent Contractor Agreement, the Company granted to Mr. Berliner ten-year non-qualified stock options to acquire up to 504,000,000 shares of the Company’s common stock as compensation under the Independent Contractor Agreement. The options vest over a 36-month period with 84,000,000 options vesting at the end of month 6 and 14,000,000 options vesting in months 7 through the end of month 36. The options are exercisable at an exercise price of $0.0074 and vest 100% upon a sale of the company, as defined in the option agreement. If Mr. Berliner’s service is terminated for cause (as defined in the option agreement), the options (whether vested or unvested) shall immediately terminate and cease to be exercisable. During the year ended December 31, 2023 the Company reduced the exercise price of the options to $0.0006 per share (see Note 7).

Pursuant to a written consulting agreement, dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. This agreement was verbally modified to $5,000 per month starting August 1, 2023. The Company recorded compensation expense to Mr. Beifuss of $95,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively. Fees payable to Mr. Beifuss of $10,000 were included in accounts payable – related party as of December 31, 2022.

On December 22, 2020, the Company issued non-qualified stock options to purchase up to a total of 25,000,000 and 5,000,000 shares of our common stock to Mr. Beifuss and to Byron Elton, Chairman of the Board of Directors. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of five years from the date of grant at an exercise price of $0.017 per share. During the year ended December 31, 2023 the Company reduced the exercise price of Mr. Beifuss’ and Mr. Eltons’s options to $0.0006 per share (see Note 7).

On February 8, 2022, the Company issued non-qualified stock options to purchase up to a total of 75,000,000 shares of our common stock to Mr. Beifuss. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of ten years from the date of grant at an exercise price of $0.0081 per share. During the year ended December 31, 2023, the Company reduced the exercise price to $0.0006 (see Note 7).

10. INCOME TAXES

A reconciliation of the income tax provision (benefit) that would result from applying a combined U.S. federal and state rate of 29% to loss before income taxes with the provision (benefit) for income taxes presented in the financial statements is as follows:

	Years Ended December 31,
	2023	2022

Income tax provision (benefit) at statutory rate	$(1,369,700)	$281,000
State income taxes, net of federal benefit	(200)	(200)
Non-deductible expenses	1,113,000	1,007,400
Non-taxable losses	57,100	(1,483,900)
Other	(223,400)	600
Valuation allowance	423,200	195,100

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforward	$5,087,300	$4,901,900
Research and development credit carryforward	375,300	125,300
Related party accrued expenses	-	11,600
Accrued compensated absences	-	600
Valuation allowance	(5,462,600)	(5,039,400)

	$-	$-

The ultimate realization of our deferred tax assets is dependent, in part, upon the tax laws in effect, our future earnings, and other events. As of December 31, 2023, we recorded a valuation allowance of $5,462,600 against our net deferred tax asset. In recording the valuation allowance, we were unable to conclude that it is more likely than not that our deferred tax assets will be realized.

As of December 31, 2023, we had a net operating loss carryforward available to offset future taxable income of approximately $18,611,000, which begins to expire at dates that have not been determined. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforward that could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Based upon our review and evaluation, during the years ended December 31, 2023 and 2022, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

We file income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2012.

We classify any interest and penalties arising from the underpayment of income taxes in our statements of operations and comprehensive loss in other income (expense). As of December 31, 2023 and 2022, we had no accrued interest or penalties related to uncertain tax positions.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Lease

As of December 31, 2023, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months that we extended on a month-to-month basis through December 31, 2023. On January 1, 2024 we further extended the lease arrangement for another twelve-month term. The lease agreement required a $500 security deposit and requires a monthly lease payment of $500.

For the years ended December 31, 2023 and 2022, the Company recognized total rental expense of $7,440 and $9,413, respectively.

Research and Development Agreement

On June 6, 2023, the Company engaged Florida International University (FIU) to perform the research necessary to develop technology that will enable high-speed Internet service to be delivered from satellites directly to smartphones. Under the agreement, the Company is to pay $500,000 to FIU, in four quarterly payments of $125,000 due in July 2023, October 2023, January 2024, and March 2024. During the year ended December 31, 2023 payments of $250,000 had been made in accordance with the terms of the agreement.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Effective January 12, 2024, February 7, 2024 and March 11, 2024 we obtained funding of $80,000, $195,000, and $98,000, respectively, under a convertible promissory note that was initially entered into on November 6, 2023.

Effective March 12, 2024 we entered into a convertible promissory note for up to $500,000 and obtained funding of $102,000.

