Form 10-Q
period 2024-03-31
Digital Locations, Inc.
filed 2024-05-10
CIK 1407878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54817

DIGITAL LOCATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5451302
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 9, 2024 was 733,766,705.

DIGITAL LOCATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$49,360	$44,104
Total current assets	49,360	44,104

Other assets:
Deposits	500	500
Intangible assets, net	3,500	4,000
Total assets	$53,360	$48,604

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,993	$124,342
Accrued expenses and other current liabilities	1,230	937
Accrued interest, notes payable	101,457	78,654
Derivative liabilities	8,244,819	2,166,112
Convertible note payable, in default	29,500	29,500
Convertible notes payable – related parties ($25,980 in default)	58,600	58,600
Convertible notes payable, net of discount of $424,606 and $661,190 at March 31, 2024 and December 31, 2023, respectively	440,810	199,394
Total current liabilities	9,009,409	2,657,539

Long-term liabilities – convertible notes payable, net of discount of $551,479 and $400,876, at March 31, 2024 and December 31, 2023, respectively	648,960	599,124
Total liabilities	9,658,369	3,256,663

Mezzanine:
Preferred stock, $0.001 par value; stated value $100; 20,000,000 shares authorized:
Series B, 14,241 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,424,100	1,424,100
Series E, 45,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	4,500,000	4,500,000

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 733,766,705 shares issued and outstanding at March 31, 2024 and December 31, 2023	733,767	733,767
Additional paid-in capital	45,380,367	45,021,818
Accumulated deficit	(61,643,243)	(54,887,744)
Total stockholders’ deficit	(15,529,109)	(9,132,159)
Total liabilities, mezzanine and stockholders’ deficit	$53,360	$48,604

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$-	$4,972

Operating expenses:
General and administrative	836,596	937,860
Depreciation and amortization	500	500

Total operating expenses	837,096	938,360

Loss from operations	(837,096)	(933,388)

Other income (expense):
Interest expense	(1,449,100)	(75,881)
Gain (loss) on change in derivative liabilities	(4,469,303)	1,202,921

Total other income (expense)	(5,918,403)	1,127,040

Income before income taxes	(6,755,499)	193,652
Provision for income taxes	-	-

Net income (loss)	$(6,755,499)	$193,652

Weighted average number of common shares outstanding:
Basic	733,766,705	631,933,083
Diluted	733,766,705	4,550,396,166

Net income (loss) per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2024 (Unaudited)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	14,241	$1,424,100	45,000	$4,500,000	733,766,705	$733,767	$45,021,818	$(54,887,744)	$(9,132,159)

Vesting of consultant stock options	-	-	-	-	-	-	358,549	-	358,549
Net income	-	-	-	-	-	-	-	(6,755,499)	(6,755,499)

Balance, March 31, 2024	14,241	$1,424,100	45,000	$4,500,000	733,766,705	$733,767	$45,380,367	$(61,643,244)	$(15,529,109)

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

See accompanying notes to condensed consolidated financial statement

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$(6,755,499)	$193,652
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	500	500
Amortization of debt discount to interest expense	291,252	72,122
Financing fees	1,134,404	-
Gain (loss) on change in derivative liabilities	4,469,303	(1,202,921)
Stock option compensation	358,549	745,448
Changes in assets and liabilities:
Increase (decrease) in:
Accounts payable	8,651	8,868
Accrued expenses	293	(506)
Accrued interest, notes payable	22,803	2,625
Net cash used in operating activities	(469,744)	(180,212)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	475,000	-
Proceeds from the issuance of Series E preferred stock	-	172,000
Net cash provided by financing activities	475,000	172,000

Net increase (decrease) in cash	5,256	(8,212)
Cash, beginning of period	44,104	31,113

Cash, end of period	$49,360	$22,901

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash financing and investing activities:
Common shares issued in conversion of debt	$-	$40,971
Settlement of derivative liabilities	$-	$30,758
Debt discount for derivative liabilities	$475,000	$-

See accompanying notes to condensed consolidated financial statements

DIGITAL LOCATIONS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Locations, Inc. (the “Company”) was incorporated in the State of Nevada on August 25, 2006 as Zingerang, Inc. On April 2, 2007, the Company changed its name to Carbon Sciences, Inc. and on November 14, 2017, the Company changed its name to Digital Locations, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2024, our current liabilities exceeded our current and total assets by $8,960,049 and we had an accumulated deficit of $61,643,243. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Note 2 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

During the three months ended March 31, 2024, the Company had the following activity in its derivative liabilities account:

Derivative liabilities as of December 31, 2023	$2,166,112

Addition to liabilities for new debt/shares issued	1,609,404
Change in fair value	4,469,303

Derivative liabilities as of March 31, 2024	$8,244,819

The significant assumptions used in the valuation of the derivative liabilities as of and during the three months ending March 31, 2024 are as follows:

Expected life	0.34 – 1.76 years
Risk free interest rates	4.59% - 5.42%
Expected volatility	222% - 265%

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024 and December 31, 2023, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2023 and March 31, 2024, we had the following liabilities measured at fair value:

	Total	Level 1	Level 2	Level 3
December 31, 2023:
Derivative liabilities	$2,166,112	$-	$-	$2,166,112

Total liabilities measured at fair value	$2,166,112	$-	$-	$2,166,112

March 31, 2024:
Derivative liabilities	$8,244,819	$-	$-	$8,244,819

Total liabilities measured at fair value	$8,244,819	$-	$-	$8,244,819

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

Lease Accounting

Pursuant to the underlying contracts, the Company does not own the property and equipment which is leased by the cell phone carriers but acts as an intermediary or agent between the property owner and the cell phone carriers. Therefore, in accordance with ASC Topics 840 and 841, “Leases,” the Company records revenues net of amounts received from cell phone carriers and payments made to property owners.

Concentrations of Credit Risk, Major Customers, and Major Vendors

During the three months ended March 31, 2024 and 2023, the Company received payments from two cell phone carriers, with one carrier representing substantially all payments.

During the three months ended March 31, 2024 and 2023, the Company had one landlord receiving all Company payments for lease of billboard site locations.

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

Basic weighted average number of common shares outstanding is reconciled to diluted weighted average number of common shares outstanding as follows:

Three Months Ended March 31, 2023

Basic weighted average number of shares	631,933,083
Dilutive effect of:
Series B preferred stock	949,400,000
Series E preferred stock	2,821,333,333

Convertible notes payable	147,729,750

Diluted weighted average number of shares	4,550,396,166

For the three months ended March 31, 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share. Potential dilutive securities were as follows:

Three Months Ended March 31, 2024

Series B preferred stock	949,400,000
Series E preferred stock	3,000,000,000
Convertible notes payable	3,422,437,045

Total	7,371,837,045

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2024 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to conform to the presentation for the current year periods.

3. CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – $29,500 in Default

On March 14, 2013, we entered into an agreement to issue a 5% convertible promissory note in the principal amount of $29,500, which is convertible into shares of our common stock at a conversion price equal to the lesser of $1.50 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. The note, with a principal balance of $29,500 as of March 31, 2024 and December 31, 2023, matured on March 14, 2015, and is currently in default.

Convertible Promissory Notes – Related Parties of $58,600

On December 31, 2012, we issued 5% convertible promissory notes to two employees in exchange for services rendered in the aggregate amount of $58,600. The notes are convertible into shares of our common stock at a conversion price equal to the lesser of $2.00 per share or the closing price per share of common stock recorded on the trading day immediately preceding the date of conversion. We recorded a total debt discount of $57,050 related to the conversion feature of the notes, which has been fully amortized to interest expense, along with a derivative liability at inception. One of the notes with a principal balance of $25,980 as of March 31, 2024 and December 31, 2023 matured on December 31, 2014 and is currently in default. The maturity date of a second note with a principal balance of $32,620 as of March 31, 2024 and December 31, 2023 has been extended to December 31, 2024.

Convertible Notes Payable of $440,810

On June 20, 2023, the Company entered into a 10% note in the principal amount of $135,000 with a maturity date of June 20, 2024 to fund their operations. On July 31, 2023, the Company entered into a 10% convertible note with a principal sum up to $500,000 which replaced the June 20, 2023 note and the $135,000 became the initial funding under the new note. Under the convertible note the lender may pay additional consideration to the Company up to the $500,000 principal and through December 31, 2023 an additional $365,000 of funding was provided, resulting in a balance of $500,000 worth of principal due as of December 31, 2023. The maturity date of the convertible note is July 31, 2024 and the note is convertible at the lesser of (a) $0.002 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock. Therefore, the conversion feature has been recorded as a derivative liability (see Note 2). The note was discounted to a principal balance of $0 and a debt discount equal to the principal amount borrowed was recorded at each date of funding. Amortization of the discount to interest expense was $174,456 during the year ended December 31, 2023, resulting in a debt discount of $325,544 as of December 31, 2023. As of December 31, 2023 principal and accrued interest on the note was $500,000 and $17,566, respectively. During the three months ended March 31, 2024 amortization of the debt discount of $139,082 was recognized into interest expense, resulting in a debt discount of $186,462 as of March 31, 2024. As of March 31, 2024 principal and accrued interest on the note was $500,000 and $30,032, respectively.

On November 6, 2023, the Company entered into a 10% note with a principal sum up to $500,000 and received initial funding of $42,000. Under the convertible note the lender may pay additional consideration to the Company up to the $500,000 principal and through December 31, 2023 an additional $85,000 of funding was provided and during the three months ended March 31, 2024 an additional $373,000 of funding was provided. The maturity date of the convertible note is November 6, 2024 and the note is convertible at the lesser of (a) $0.001 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock. Therefore, the conversion feature has been recorded as a derivative liability (see Note 2). The note was discounted to a principal balance of $0 and a debt discount equal to the principal amount borrowed was recorded at each date of funding. Amortization of the discount to interest expense was $10,460 during the year ended December 31, 2023, resulting in a debt discount of $102,062 as of December 31, 2023. As of December 31, 2023 principal and accrued interest on the note was $127,000 and $1,215, respectively. During the three months ended March 31, 2024 amortization of the debt discount of $97,025 was recognized into interest expense, resulting in a debt discount of $378,037 as of March 31, 2024. As of March 31, 2024 principal and accrued interest on the note was $500,000 and $9,481, respectively.

On March 12, 2024, the Company entered into a 10% note with a principal sum up to $500,000 and received initial funding of $102,000. Under the convertible note the lender may pay additional consideration to the Company up to the $500,000 principal. The maturity date of the convertible note is March 12, 2025 and the note is convertible at the lesser of (a) $0.001 per share of Common Stock or (b) Fifty Percent (50%) of the lowest trade price of Common Stock recorded on any trade day after the Effective Date, or (c) the lowest effective price per share granted to any person or entity, including the Lender but excluding officers and directors of the Borrower, after the Effective Date to acquire Common Stock. Therefore, the conversion feature has been recorded as a derivative liability (see Note 2). The note was discounted to a principal balance of $0 and a debt discount equal to the principal amount borrowed was recorded at each date of funding. During the three months ended March 31, 2024 amortization of the debt discount of $5,310 was recognized into interest expense, resulting in a debt discount of $96,690 as of March 31, 2024. As of March 31, 2024 principal and accrued interest on the note was $102,000 and $0, respectively.

4. LONG-TERM CONVERTIBLE NOTES PAYABLE

On January 7, 2021, the Company issued two long-term convertible notes payable, each in the principal amount of $500,000, in conjunction with the business acquisition of SCS LLC. The notes bear interest at an annual rate of 0.39% and mature January 7, 2026. The notes were discounted to a principal balance of $0 and a debt discount of $1,000,000 was recorded at inception. Amortization of the discount to interest expense was $199,890 during the year ended December 31, 2023, resulting in a debt discount of $400,876 as of December 31, 2023, therefore with a principal balance of $1,000,000 the notes had a net balance shown on the balance sheet of $599,124. Accrued interest on the notes was $11,689 as of December 31, 2023. Amortization of the discount to interest expense was $49,836 during the three months ended March 31, 2024, resulting in a debt discount of $351,041 as of March 31, 2024, therefore with a principal balance of $1,000,000 the notes had a net balance shown on the balance sheet of $648,960. Accrued interest on the notes was $12,662 as of March 31, 2024.

At any time after December 31, 2021, each month, each holder of the notes may convert the principal amount of the note into a number of shares of the Company’s common stock not exceeding 5% of the total trade volume of the Company’s common stock publicly reported for the previous calendar month at a conversion price of $0.013 per share. Each note also imposes an overall limitation on the number of conversions to common stock that the holder may affect such that it prohibits the holder from beneficially owning more than 4.99% of the total issued and outstanding common stock of the Company at any time that the note is outstanding. The conversion feature of the notes have been recorded as derivative liabilities (see Note 2).

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

During the three months ended March 31, 2024 and 2023, the holder did not convert any shares of Series B Preferred Stock into shares of the Company’s common stock.

As of March 31, 2024 and December 31, 2023, the Company had 14,241 shares of Series B Preferred Stock outstanding, and recorded as mezzanine at face value of $1,424,100 due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. These shares were originally issued in March 2016 for the redemption and cancellation of $1,615,362 of convertible promissory notes and $264,530 of accrued interest payable.

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

As an inducement for the Investor entering into the SPA, the Company agreed that Investor will have the right, exercisable in its sole discretion, to purchase the remaining 10,100 of authorized shares of Series E Preferred Stock at a purchase price of $100 per share at any time until April 2, 2031. During the three months ended March 31, 2024, the Investor purchased no shares of Series E Preferred Stock. During the three months ended March 31, 2023, the Investor purchased a total of 1,720 shares of Series E Preferred Stock for cash of $172,000, the stated value of the shares. As of March 31, 2024 and December 31, 2023, the Company had 45,000 shares of Series E Preferred Stock outstanding, recorded as mezzanine at face value $4,500,000, due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

6. STOCKHOLDERS’ DEFICIT

As of March 31, 2024, the Company’s authorized stock consisted of 2,000,000,000 shares of common stock, with a par value of $0.001 per share. The Company is also authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.001 per share. The rights, preferences and privileges of the holders of the preferred stock will be determined by the Board of Directors prior to issuance of such shares. See Note 5.

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 733,766,705 shares of common stock issued and outstanding.

During the three months ended March 31, 2024 no shares of common stock were issued.

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

7. STOCK OPTIONS

As of March 31, 2024, the Board of Directors of the Company granted non-qualified stock options exercisable for a total of 904,177,778 shares of common stock to its officers, directors, and consultants.

The Company did not issue any stock options during the three months ended March 31, 2024 and 2023.

We recognized stock option compensation expense of $358,549 and $745,448 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had unrecognized stock option compensation expense totaling $1,001,436.

A summary of the Company’s stock options and warrants as of March 31, 2024, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	904,177,778	$0.004	6.51
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding as of March 31, 2024	904,177,778	$0.004	6.27	$1,504,800

Exercisable as of March 31, 2024	722,733,325	$0.005	5.83	$1,133,122

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0028 as of March 31, 2024, which would have been received by the holders of in-the-money options and warrants had the holders exercised their options and warrants as of that date.

8. RELATED PARTY TRANSACTIONS

Effective December 1, 2021, the Company’s Board of Directors appointed Rich Berliner as the Chief Executive Officer of the Company and a member of the Board of Directors. On that date, the Company entered into an Independent Contractor Agreement, pursuant to which Mr. Berliner will serve as the Chief Executive Officer of the Company for an initial term of six months subject to automatic renewal for six months unless terminated by the Company or Mr. Berliner. Mr. Berliner will receive base compensation of $20,000 per month, paid in equal installments twice each month. Mr. Berliner is eligible to receive severance equal to three months of base compensation. The Company recorded compensation expense to Mr. Berliner of $60,000 for each of the three months ended March 31, 2024 and 2023.

Further, pursuant to the Independent Contractor Agreement, the Company granted to Mr. Berliner ten-year non-qualified stock options to acquire up to 504,000,000 shares of the Company’s common stock as compensation under the Independent Contractor Agreement. The options vest over a 36-month period with 84,000,000 options vesting at the end of month 6 and 14,000,000 options vesting in months 7 through the end of month 36. The options were initially exercisable at an exercise price of $0.0074 and vest 100% upon a sale of the company, as defined in the option agreement. If Mr. Berliner’s service is terminated for cause (as defined in the option agreement), the options (whether vested or unvested) shall immediately terminate and cease to be exercisable. During the year ended December 31, 2023 the Company reduced the exercise price of the options to $0.0006 per share.

Pursuant to a written consulting agreement dated May 31, 2013 and amended effective November 1, 2016, William E. Beifuss, Jr., our President, Chief Executive Officer and Acting Chief Financial Officer is to receive fees of $10,000 per month. This agreement was verbally modified to $5,000 per month starting August 1, 2023. The Company accrued compensation expense to Mr. Beifuss of $15,000 and $30,000 for each of the three months ended March 31, 2024 and 2023, respectively.

On December 22, 2020, the Company issued non-qualified stock options to purchase up to a total of 205,000,000 shares of our common stock to four officers, directors, and consultants of the Company. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of five years from the date of grant, initially at an exercise price of $0.017 per share. Of these non-qualified stock options, Mr. Beifuss received 25,000,000 and Byron Elton, a member of the Board of Directors, received 5,000,000. During the year ended December 31, 2023 the Company reduced the exercise price of Mr. Beifuss’ and Mr. Eltons’s options to $0.0006 per share.

On February 8, 2022, the Company issued non-qualified stock options to purchase up to a total of 75,000,000 shares of our common stock to Mr. Beifuss and 45,000,000 shares to a consultant. The options vest 1/36th per month and are exercisable on a cash or cashless basis for a period of ten years from the date of grant initially at an exercise price of $0.0081 per share. During the year ended December 31, 2023, the Company reduced the exercise price to $0.0006 per share.

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Lease

As of March 31, 2024, we had no material operating leases requiring us to recognize an operating lease liability and corresponding right-of-use asset.

Effective February 1, 2022, the Company entered into an operating lease agreement with a term of 12 months that we extended on a month-to-month basis through December 31, 2023. On January 1, 2024 we further extended the lease arrangement for another twelve-month term. The lease agreement required a $500 security deposit and requires a monthly lease payment of $500.

For the three months ended March 31, 2024 and 2023, the Company recognized total rental expense of $1,860 and $1,860, respectively.

Research and Development Agreement

On June 6, 2023, the Company engaged Florida International University (FIU) to perform the research necessary to develop technology that will enable high-speed Internet service to be delivered from satellites directly to smartphones. Under the agreement, the Company is to pay $500,000 to FIU, in four quarterly payments of $125,000 due in July 2023, October 2023, January 2024, and March 2024. Through March 31, 2024 the full $500,000 had been paid ($250,000 paid during the three months ended March 31, 2024) in accordance with the terms of the agreement.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855 and noted that subsequent to March 31, 2024 the Company received proceeds of $65,000 in conjunction with a convertible promissory note dated March 12, 2024 that allows consideration in amount up to a $500,000 principal.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis of Financial Condition is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. Certain statements below, and elsewhere in this report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements contained herein after the date of this report. Subsequent written and oral forward-looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024, and in other reports filed by us with the SEC.

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

The research being conducted is related the the Company’s “Satenna™” offering, a breakthrough technology that we hope will enable delivery of high-speed Internet from satellites directly to smartphones all over the world. Through its partnership with FIU, a solution is being developed that only requires modifications on the smartphone side. This breakthrough can potentially eliminate the need to make costly and time-consuming modifications to existing or future satellites.

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

Additionally, the Company and Smartify agreed to cancel and terminate a prior Marketing Agreement as of November 9, 2023, and the Company has no plans to pursue additional business opportunities in the small cell cite space, instead focusing its efforts on its “Satenna™” project of enabling high-speed Internet service to be delivered from satellites directly to smartphones.

Going Concern

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2024, our current liabilities exceeded our current and total assets by $8,960,049 and we had an accumulated deficit of $61,643,243. The Company currently does not have the cash resources to meet its operating commitments for the next twelve months and expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues

Revenues, all from SCS, were $0 and $4,972 for the three months ended March 31, 2024 and 2023, respectively. Monthly payments are received by the Company from wireless carriers, with the Company paying the property owner a percentage of revenues ranging from 70% to 85%. The net amount is retained by the Company as consideration for its intermediary services and recorded as revenues. During the three months ended March 31, 2024 the Company did not earn amounts from wireless carriers in excess of the amounts billed by properly owners, therefore a net $0 revenue was recorded.

General and Administrative Expenses

General and administrative expenses decreased from the prior period, and were $836,596 and $937,860 in the three months ended March 31, 2024 and 2023, respectively. The decrease can be mostly explained by a decrease of almost $387,000 in non-cash stock option compensation expense ($358,549 and $745,448 for the three months ended March 31, 2024 and 2023, respectively), which was offset by $250,000 increase related to the research and development project with Florida International University plus an increase of approximately $77,000 in marketing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $500 in each of the three months ended March 31, 2024 and 2023 consisted of the amortization of intangible assets acquired in the SCS LLC business acquisition.

Other Income (Expense)

Our interest expense increased to $1,449,100 in the three months ended March 31, 2024 from $75,881 in the three months ended March 31, 2023. The increase in interest expense in the current fiscal year resulted primarily from the Company obtaining new convertible loans with debt discounts being recorded for the full loan balance and having to be amortized into interest expense in the current year whereas in the prior year there was lower amortization of debt discount and accrued interest as there were multiple convertible notes payable fully converted to common stock.

We reported non-cash gains (losses) on change in derivative liabilities of $(4,469,303) and $1,202,921 in the three months ended March 31, 2024 and 2023 respectively. We estimate the fair value of the derivatives associated with our convertible notes payable and stock options using the Black-Scholes pricing model and/or a multinomial lattice model based on projections of various potential future outcomes. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements, and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

As there are more convertible notes outstanding during the current period losses can be recognized for changes in inputs into valuation models. As of March 31, 2023, holders of our convertible notes payable converted most notes to shares of our common stock, therefore we recognized gains on the change in derivative liabilities when the related derivative liabilities were extinguished.

Net Income

Net income (loss) in the three months ended March 31, 2024 was $(6,755,499) compared to $193,652 in the three months ended March 31, 2023. The loss in the current year resulted primarily from the increase in interest expense and loss on change in derivative liabilities which were discussed above.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $49,360, comprised of cash, and total current liabilities of $9,009,409, resulting in a working capital deficit of $8,960,049.

As further discussed above, our liquidity was negatively impacted by the derivative liability balance of $8,244,819 recorded as of March 31, 2024. After considering the removal of this non-cash liability, we have $764,590 of current liabilities that will require cash repayment.

We funded our operations during the three months ended March 31, 2024 from the proceeds from convertible notes payable of $475,000. We anticipate we will continue to fund our operations from this source in the short term.

Sources and Uses of Cash

During the three months ended March 31, 2024, we used net cash of $469,744 in operating activities as a result of our net loss of $6,755,499, offset by non-cash expenses of $6,254,008 and increases in accrued expenses of $31,747.

During the three months ended March 31, 2023, we used net cash of $180,212 in operating activities as a result of our net income of $193,652, non-cash expenses totaling $818,070, and increases in accounts payable of $8,868 and accrued interest, notes payable of $2,625, offset by non-cash gain of $1,202,921 and a decrease in accrued expenses of $506.

We had no cash provided by or used in investing activities during the three months ended March 31, 2024 and 2023.

Net cash provided by financing activities was $475,000 during the three months ended March 31, 2024, comprised of proceeds from convertible notes payable.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024 and December 31, 2023, we believe the amounts reported for cash, accounts payable, accounts payable – related party, accrued expenses and other current liabilities, accrued interest, notes payable and certain notes payable approximate fair value because of their short maturities.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the three months ended March 31, 2024 and through the date of filing of this report that the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2024, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s annual report on Form 10-K filed on March 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Barbara, State of California, on May 10, 2024.

DIGITAL LOCATIONS, INC.

By:	/s/ Rich Berliner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William E. Beifuss, Jr.
Acting Chief Financial Officer
(Principal Financial/Accounting Officer)

